Form 10-Q
period 1996-03-31
IBAH INC
filed 1996-05-13
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the fiscal year ended March 31,
          1996
                         or
     [_]  Transition Report pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934 [No Fee Required]
          For the transition period from _________ to __________

                          Commission File No. 0-19892

                                 IBAH, Inc.
            (Exact name of registrant as specified in its charter)

     Delaware                                           52-1670189
     --------                                           ----------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                   Identification Number)

   Four Valley Square, 512 Township Line Road, Blue Bell, Pennsylvania  19422
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (215) 283-0770 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No
                             ---       ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 6, 1996 was $79,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 6, 1996 was 18,167,149.

 Part I - Financial Information
  Item 1.  Financial Statements


                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                                                                                              Historical        Pro Forma (1)
                               ASSETS                                        December 31,      March 31,          March 31,
                               ------                                           1995             1996               1996
                                                                           ---------------  ---------------    ---------------
 CURRENT ASSETS:
   Cash and cash equivalents                                                $   7,564,000    $   5,222,000      $  23,299,000
   Short-term investments                                                         757,000        1,160,000          1,160,000
   Accounts receivable                                                         20,745,000       21,345,000         21,345,000
   Prepaid expenses and other                                                     659,000          507,000            458,000
                                                                           ---------------  ---------------    ---------------
     Total current assets                                                      29,725,000       28,234,000         46,262,000

 PROPERTY AND EQUIPMENT, net                                                    6,454,000        6,448,000          6,448,000

 GOODWILL, net                                                                  2,988,000        2,947,000          2,947,000

 OTHER ASSETS                                                                     358,000          328,000            328,000
                                                                           ---------------  ---------------    ---------------
                                                                            $  39,525,000    $  37,957,000      $  55,985,000
                                                                           ===============  ===============    ===============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

 CURRENT LIABILITIES:
   Current portion of long-term debt                                        $   1,223,000    $   1,131,000      $   1,131,000
   Accounts payable                                                             3,651,000        2,299,000          2,299,000
   Accrued expenses                                                             3,896,000        3,735,000          3,735,000
   Payable to independent investigators                                         1,068,000        1,043,000          1,043,000
   Deferred revenue                                                            15,247,000       15,805,000         15,805,000
                                                                           ---------------  ---------------    ---------------
     Total current liabilities                                                 25,085,000       24,013,000         24,013,000
                                                                           ---------------  ---------------    ---------------
 DEFERRED RENT                                                                    687,000          667,000            667,000
                                                                           ---------------  ---------------    ---------------
 LONG-TERM DEBT                                                                 2,280,000        2,040,000          2,040,000
                                                                           ---------------  ---------------    ---------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
   999,554 shares issued and outstanding as of December 31, 1995
   and 769,665 shares issued and outstanding as of March 31, 1996                  10,000            8,000              8,000
  Common stock, $.01 par value, 50,000,000 shares authorized,
   14,391,262 shares issued and outstanding as of December 31, 1995
   and 15,148,254 shares issued and outstanding as of March 31, 1996              144,000          151,000            181,000
  Additional paid-in capital                                                   36,970,000       37,111,000         55,109,000
  Accumulated deficit                                                         (25,773,000)     (26,015,000)       (26,015,000)
  Cumulative translation adjustment                                               122,000          (18,000)           (18,000)
                                                                           ---------------  ---------------    ---------------
     Total stockholders' equity                                                11,473,000       11,237,000         29,265,000
                                                                           ---------------  ---------------    ---------------
                                                                            $  39,525,000    $  37,957,000      $  55,985,000
                                                                           ===============  ===============    ===============

 (1) The Pro forma balance sheet reflects the public offering on April 19, 1996 as more fully discussed in Note 1 to the Consolidated Financial Statements

        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                   ------------------------------
                                                        1995            1996
                                                   --------------  --------------
 REVENUES                                          $  12,123,000   $  16,534,000
  Less- Reimbursed costs                               2,806,000       3,914,000
                                                   --------------  --------------
     Net revenues                                      9,317,000      12,620,000
                                                   --------------  --------------
 OPERATING EXPENSES:
  Direct                                               5,819,000       6,316,000
  Selling, general and administrative                  5,140,000       6,546,000
                                                   --------------  --------------
     Total operating expenses                         10,959,000      12,862,000
                                                   --------------  --------------
     Operating  loss                                  (1,642,000)       (242,000)

 INTEREST EXPENSE, net                                   (35,000)              -
                                                   --------------  --------------

  Loss from continuing operations                     (1,677,000)       (242,000)

 LOSS FROM DISCONTINUED OPERATIONS                      (296,000)              -
                                                   --------------  --------------

 NET LOSS                                          $  (1,973,000)  $    (242,000)
                                                   ==============  ==============

 NET LOSS PER SHARE--CONTINUING OPERATIONS         $       (0.12)  $       (0.02)
 NET LOSS PER SHARE--DISCONTINUED OPERATIONS               (0.02)              -
                                                   --------------  --------------
  NET LOSS PER COMMON SHARE                        $       (0.14)  $       (0.02)
                                                   ==============  ==============
 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           14,237,000      14,905,000
                                                   ==============  ==============




       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                      --------------------------------
                                                                           1995              1996
                                                                      --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (1,973,000)     $   (242,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
      Depreciation and amortization                                         441,000           530,000
      Deferred rent                                                          (4,000)          (20,000)
      Discontinued operations                                               296,000                 -
      Changes in assets and liabilities-
        (Increase) decrease in-
          Accounts receivable                                             2,102,000          (864,000)
          Prepaid expenses and other                                        110,000           143,000
        Increase (decrease) in-
          Accounts payable and accrued expenses                           1,139,000        (1,464,000)
          Payables to independent investigators                          (1,384,000)           (4,000)
          Deferred revenue                                               (1,336,000)          801,000
                                                                      --------------    --------------
             Net cash used in operating activities                         (609,000)       (1,120,000)
                                                                      --------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption (purchases) of short-term investments                        1,195,000          (403,000)
  Purchases of property and equipment                                      (516,000)         (514,000)
  Net investing activity of discontinued operations                         (33,000)                -
  Other                                                                    (263,000)           14,000
                                                                      --------------    --------------
             Net cash provided by (used in) investing activities            383,000          (903,000)
                                                                      --------------    --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                              -           145,000
  Payments on long-term debt                                               (140,000)         (314,000)
  Net financing activity of discontinued operations                          (2,000)                -
                                                                      --------------    --------------
             Net cash provided by financing activities                     (142,000)         (169,000)
                                                                      --------------    --------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     27,000          (150,000)
                                                                      --------------    --------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (341,000)       (2,342,000)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,792,000         7,564,000
                                                                      --------------    --------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  2,451,000      $  5,222,000
                                                                      ==============    ==============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                        $     76,000      $     80,000
                                                                      ==============    ==============


       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------


NOTE 1.  PUBLIC OFFERING OF COMMON STOCK:
         -------------------------------

      On April 19, 1996, the Company completed a public offering of 3,000,000 shares of its Common Stock, par value $.01 per share, at an issuance price of $6.50 per share for a total of $19.5 million. The net proceeds to the Company, after all estimated issuance expenses, were approximately $18 million. These shares were sold to selected institutional investors.

NOTE 2.  BASIS OF PRESENTATION:
         ---------------------

      There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995; however, certain reclassifications have been made, see Note 4.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The statements for the periods ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three-month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.


NOTE 3.  PRINCIPLES OF CONSOLIDATION:
         ---------------------------

      The consolidated financial statements include the accounts of IBAH, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.


NOTE 4.  RECLASSIFICATIONS:
         -----------------

      Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Primarily, all costs passed-through to study sponsors have been accumulated as "reimbursed costs" on the accompanying statements of operations. These reimbursed costs are a reduction from revenues to calculate net revenues. In prior years, the only reduction from revenues to calculate net revenues were independent investigators' costs, and all other pass-through costs were included in direct operating expenses. This reclassification has been made to reflect only the net revenues derived from service activities. The following tables present the restated statements of operations by Division for the year ended December 31, 1994 and the four quarters of 1995 for future comparison purposes:

        -----------------------------

IBAH, Inc.
US Clinical Services

                                       For the Year                  For the Quarter Ended                             For the Year
      (unaudited, in thousands)           Ended       --------------------------------------------------------------       Ended
                                       Dec. 31, 1994  Mar. 31, 1995   Jun. 30, 1995   Sept. 30, 1995   Dec. 31, 1995   Dec. 31, 1995
                                       -------------  -------------   -------------   --------------   -------------   -------------
Net revenues                            $     23,849   $      6,114    $      5,953    $       5,370    $      5,991    $     23,428
                                       -------------  ------------------------------------------------------------------------------
Operating expenses:
 Direct expenses                              13,268          3,308           3,141            2,639           2,706          11,794
 Selling, general & administrative(1)          9,497          2,709           2,594            2,520           2,898          10,721
                                       -------------  ------------------------------------------------------------------------------
Operating income                        $      1,084   $         97    $        218    $         211    $        387    $        913
                                       =============  ==============================================================================

(1) Selling, general & administrative includes an allocation of corporate expenses.

The information presented in the above table does not purport to be indicative of future results of operations.

IBAH, Inc.
International Clinical Services

                                       For the Year                  For the Quarter Ended                           For the Year
      (unaudited, in thousands)           Ended       --------------------------------------------------------------     Ended
                                       Dec. 31, 1994  Mar. 31, 1995   Jun. 30, 1995   Sept. 30, 1995   Dec. 31, 1995 Dec. 31, 1995
                                       -------------  -------------   -------------   --------------   ------------- -------------
Net revenues                            $      9,062   $      2,586    $      4,372    $       4,748    $      5,138  $     16,844
                                       -------------  ----------------------------------------------------------------------------
Operating expenses:
 Direct expenses                               5,304          1,877           2,360            2,224           2,627         9,088
 Selling, general & administrative (1)         5,552          2,136           2,307            2,759           2,990        10,192
                                       -------------  ----------------------------------------------------------------------------
Operating loss                          $     (1,794)  $     (1,427)   $       (295)   $        (235)   $       (479) $     (2,436)
                                       =============  ============================================================================

(1) Selling, general & administrative includes an allocation of corporate expenses.

The information presented in the above table does not purport to be indicative of future results of operations.

          -----------------------------


IBAH, Inc.
Pharmaceutics Services

                                       For the Year                  For the Quarter Ended                           For the Year
      (unaudited, in thousands)           Ended       --------------------------------------------------------------     Ended
                                       Dec. 31, 1994  Mar. 31, 1995   Jun. 30, 1995   Sept. 30, 1995   Dec. 31, 1995 Dec. 31, 1995
                                       -------------  -------------   -------------   --------------   ------------- -------------
Net revenues                            $        725   $        617    $        407    $         673    $        897  $     2,594
                                       -------------  ----------------------------------------------------------------------------
 Operating expenses:
  Direct expenses                                771            634             847              692             792        2,965
  Selling, general & administrative (1)        1,383            295             285              225             203        1,008
                                       -------------  ----------------------------------------------------------------------------
 Operating loss                         $     (1,429)  $       (312)   $       (725)   $        (244)   $        (98) $    (1,379)
                                       =============  ============================================================================

(1) Selling, general & administrative includes an allocation of corporate expenses.

The information presented in the above table does not purport to be indicative of future results of operations.

          -----------------------------


IBAH, Inc.
Consolidated

                                       For the Year                     For the Quarter Ended                        For the Year
      (unaudited, in thousands)           Ended       --------------------------------------------------------------     Ended
                                       Dec. 31, 1994  Mar. 31, 1995   Jun. 30, 1995   Sept. 30, 1995   Dec. 31, 1995 Dec. 31, 1995
                                       -------------  -------------   -------------   --------------   ------------- -------------
Net revenues                            $     33,636   $      9,317    $     10,732    $      10,791    $     12,026  $    42,866
                                       -------------  ----------------------------------------------------------------------------
 Operating expenses:
  Direct expenses                             19,343          5,819           6,348            5,555           6,125       23,847
  Selling, general & administrative (1)       16,432          5,140           5,186            5,504           6,091       21,921
                                       -------------  ----------------------------------------------------------------------------
 Operating loss                         $     (2,139)  $     (1,642)   $       (802)   $        (268)   $       (190) $    (2,902)
                                       =============  ============================================================================

(1) Selling, general & administrative includes an allocation of corporate expenses.

The information presented in the above table does not purport to be indicative of future results of operations.

NOTE 5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
        -------------------------------------------------

      Cash and cash equivalents include highly liquid investments which have original maturities of less than ninety days. At March 31, 1996 and December 31, 1995, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both March 31, 1996 and December 31, 1995, there were no significant unrealized gains or losses.

     Investments are held at market value and at March 31, 1996 and December 31, 1995 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:


                                          December 31, 1995  March 31, 1996
                                          -----------------  --------------
CASH AND CASH EQUIVALENTS:
  Money market funds and demand accounts         $4,476,000      $4,149,000
  U.S. government securities                      3,088,000       1,073,000
                                                 ----------      ----------
                                                  7,564,000       5,222,000
INVESTMENTS:
  U.S. government securities                        757,000       1,160,000
                                                 ----------      ----------
                                                 $8,321,000      $6,382,000
                                                 ==========      ==========

NOTE 6.     ACCOUNTS RECEIVABLE:
            -------------------


                                        December 31, 1995   March 31, 1996
                                        ------------------  ---------------
Trade:
  Billed                                      $13,653,000      $11,375,000
  Unbilled                                      7,442,000       10,320,000
  Allowance for doubtful accounts                (350,000)        (350,000)
                                              -----------      -----------
                                              $20,745,000      $21,345,000
                                              ===========      ===========

Item 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations

Three months ended March 31, 1996 versus three months ended March 31, 1995.

Revenues
- --------

Revenues for the three months ended March 31, 1996 were $16,534,000, an increase of 36.4% over revenues for the 1995 comparable period. Revenues include all service fees and reimbursed costs that are charged to the Company's clients.

Reimbursed costs
- ----------------

Reimbursed costs were $3,914,000 for the period ended March 31, 1996 or 23.7% of total revenues as compared to $2,806,000 for the same period in 1995, or 23.2% of total revenues. Reimbursed costs include investigator costs related to payments made to independent investigators, usually physicians, for the enrollment of patients for a specific clinical study being conducted by the Company on behalf of a client. In addition, reimbursed costs include additional items that may be charged to the client for such items as travel costs, over-night delivery charges, clinical supplies and other expense items that are chargeable to the client pursuant to the contract for the project. The Company has restated net revenues to reflect pass-through costs, in addition to investigator costs, as a deduction from revenues. The corresponding direct expenses have been adjusted in the same amount with no impact on the operating profit or loss for the period.

Net revenues
- ------------

Net revenues for the first quarter of 1996 were $12,620,000, an increase of 35.5% over net revenues for the first quarter of 1995. The increase in net revenues for the period as compared to the prior year period was principally due to an increase in net revenues in the International CRO (up 111%) and improvement in the Pharmaceutics Division (increase of 90% in 1996 over 1995). Net revenues for the US CRO in the first quarter of 1996 were slightly less than revenues for the comparable 1995 period.

Direct expenses
- ---------------

Direct expenses were $6,316,000 or 50.0% of net revenues for the quarter ended March 31, 1996 as compared to $5,819,000, or 62.5% for the comparable quarter in 1995. The improvement in direct expense ratios as a percentage of net revenues was principally due to improvement in operations in the International CRO and the Pharmaceutics Divisions due to substantial revenue volume increases which improved overall productivity.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses for the first quarter of 1996 were $6,546,000, or 51.9% of net revenues as compared to $5,140,000, or 55.2% of net revenues in the same period of 1995. The improvement in ratios as a percentage of net revenues was due to the International CRO business which enjoyed a substantial increase in revenue volume without a similar percentage increase in indirect expenses. In addition, the improvement in revenues in the Pharmaceutics Division in 1996 over 1995 had a similar positive effect in reducing the overall percentage of selling, general and administrative expenses to net revenues.

Interest income (expense), net
- ------------------------------

Net interest income and expense was zero in the first quarter of 1996 as compared to a $35,000 expense in the first quarter of 1995. The improvement from an expense in 1995 to a break-even in net interest income and expense in 1996 was due to higher average cash balances in 1996 resulting in part from a private placement of $7 million completed in August 1995.

Discontinued operations
- -----------------------

The Company divested the Drug Delivery Services Division in June 1995. As a result, all results associated with this business have been re-classified to discontinued operations for financial reporting purposes. There were no charges to discontinued operations for the quarter ended March 31, 1996 as compared to a loss incurred for the comparable 1995 period of $296,000.

Net loss
- --------

Net loss for the first quarter ended March 31, 1996 was $242,000 or $.02 per share as compared to a loss in the first quarter of 1995 of $1,973,000 or $.14 per share. Net loss for the 1995 period without losses associated with discontinued operations was $1,677,000, or $.12 per share.

Project backlog
- ---------------

Worldwide project backlog, net of all pass-through expenses, was $69.2 million as of March 31, 1996 as compared to year-end 1995 backlog of $68.5 million.

Divisional breakdown  (see page 14)
- --------------------

Net revenues for the US CRO were $5,980,000 for the first quarter of 1996, or 2.2% lower than the comparable 1995 period due to lower than expected new project starts in second half of 1995 which negatively impacted revenue in the first quarter. Operating profit was a loss of $116,000 for the first quarter of 1996 as compared to a profit of $97,000 in the first quarter of 1995. The reduction in profit was due principally to the lower revenues in the first quarter of 1996.

International CRO net revenues were $5,465,000 for the quarter ended March 31, 1996, an increase of 111% over prior comparable quarter. Accordingly, operating losses were $192,000 in the first quarter of 1996, a substantial improvement over the loss recorded in the first quarter of 1995 of $1,427,000.

The Pharmaceutics Division's first quarter 1996 net revenues were $1,175,000, an increase of 90% over the 1995 comparable period. As a result, operating profit was $66,000 for the quarter ended March 31, 1996 as compared to an operating loss for the comparable 1995 period of $312,000.

It should be noted that the divisional operating summaries have been restated for the following items: (1) all pass-through expenses have been reclassified to exclude them from direct expenses and include them as a component of net revenue, yielding a revised net revenue figure; (2) corporate expenses have been allocated by division, which have historically been borne by the US CRO; and (3) certain expenses have been reclassified between direct and indirect expense to make all periods comparable.

Liquidity and Capital Resources

As of March 31, 1996, the Company had cash, cash equivalents and short-term investments of $6,382,000 as compared to $8,321,000 as of December 31, 1995. Working capital as of March 31, 1996 was $4,221,000 as compared to $4,640,000 as of December 31, 1995. The decrease in working capital was principally due to the losses incurred for the quarter and the on-going reduction in long-term debt.

On April 19, 1996, the Company completed a public offering of 3,000,000 shares of newly issued common stock to institutional investors for net proceeds of approximately $18,000,000. These proceeds have been identified for use for capital expenditures to upgrade information systems, additional working capital, and other general corporate purposes, including possible use for strategic acquisitions and the repayment of certain long-term debt. The net proceeds of this public offering, which occurred after March 31, 1996 financial statements, have been shown in a pro-forma balance sheet since this financing has a significant positive effect on the financial condition of the Company (see financial statements).

The Company is currently in compliance with all financial covenants of its existing bank loan agreement and will either remain in compliance or choose to use its cash reserves (including the proceeds of the public offering of April
1996) to pay off its bank debt. As of March 31, 1996, the Company had outstanding loans of $3,171,000, of which $2,040,000 was classified as long-term debt.

Management believes that it currently has sufficient working capital to fund its operations until it achieves profitable operations. However, because this statement is forward-looking, it necessarily involves risks and uncertainties. The Company's actual results may differ from the Company's expectations if unanticipated events occur such as a dramatic change in the work performed by either of its divisions, a large unforeseen expense, or unexpected pressure to increase the rate of operational growth in Europe beyond that which can be financed from continuing operations.

The Company may seek additional cash infusions for an additional working capital buffer or to prepare for certain capital needs that may be accelerated based on the financial opportunities of the business. The Company intends to reinvest any positive cash flow from operations to support operations and improve its competitive position.

The Company contracts with clients in various foreign currencies and typically conducts its actual work with clients in a number of different countries for each major contract. Such activities can give rise to potential gains or losses on specific transactions between countries where the work is conducted, which to date have not been material. The Company's International CRO represents approximately 40% of worldwide CRO business. Accordingly, there is a currency risk either favorable or unfavorable when translating results into U.S. dollars.

  For purposes of the following discussion, the following table presents the results of operations on a pro-forma basis on a divisional level (in thousands).


IBAH, Inc.

                                                  US Clinical      International Clinical                           IBAH, Inc.
Pro Forma Divisional Statement of Operations        Services              Services             Pharmaceutics       Consolidated
                                              ------------------   ----------------------    -----------------  -------------------

          (in thousands)                                                   Three Months Ended March 31,
                                              -------------------------------------------------------------------------------------
                                               1995      1996        1995         1996        1995      1996      1995      1996
                                               ----      ----        ----         ----        ----      ----      ----      ----
 Net revenues                                 $  6,114  $ 5,980     $ 2,586      $ 5,465     $   617   $ 1,175  $ 9,317   $ 12,620
                                              ------------------   -----------------------   -----------------  -------------------
 Operating expenses:
  Direct expenses                                3,308    3,044       1,877        2,580         634       692    5,819      6,316
  Selling, general & administrative              2,709    3,052       2,136        3,077         295       417    5,140      6,546
                                              ------------------   -----------------------   -----------------  -------------------
 Operating income (loss)                      $     97  $  (116)    $(1,427)     $  (192)    $  (312)  $    66  $(1,642)  $   (242)
                                              ==================   =======================   =================  ===================


The information presented in the above table does not purport to be indicative of future results of operations.

Part II -   Other Information

Item 2.   Changes in Securities

     On April 19, 1996, IBAH completed a public offering of 3,000,000 newly issued shares of its Common Stock to institutional investors for net proceeds of approximately $18 million. Approximately, $2 million of the proceeds will be used for capital expenditures to upgrade information systems and the remainder for working capital and other general corporate purposes, including possible strategic acquisitions and the repayment of certain long-term debt.



Item 3.   Defaults Upon Senior Securities

     None.



Item 4.   Submission of Matters to a Vote of Security Holders

     None.


Item 5.   Other Information

     None.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.


(b) Reports on Form 8-K

     None

                                   Signatures



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IBAH, INC.

Date:  May 13, 1996           By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 13, 1996           By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 13, 1996           By:   /s/ Leonard F. Stigliano
                                    ------------------------
                                    Leonard F. Stigliano
                                    Chief Financial Officer
                                    (Principal Financial Officer)