Form 10-Q
period 1996-06-30
IBAH INC
filed 1996-08-13
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarter ended June 30, 1996
                         or
     [   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [No Fee Required]
            For the transition period from _________ to __________

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 6, 1996 was $74,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on August 6, 1996 was 18,528,131.

Part I - Financial Information
   Item 1. Financial Statements


                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                    ASSETS                                              December 31,          June 30,
                    ------                                                 1995                 1996
                                                                       --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $   7,564,000       $  22,021,000
  Short-term investments                                                     757,000             785,000
  Accounts receivable                                                     20,745,000          18,499,000
  Prepaid expenses and other                                                 659,000             862,000
                                                                       --------------      --------------

        Total current assets                                              29,725,000          42,167,000

PROPERTY AND EQUIPMENT, net                                                6,454,000           6,533,000

GOODWILL, net                                                              2,988,000           2,905,000

OTHER ASSETS                                                                 358,000             291,000
                                                                       --------------      --------------

                                                                       $  39,525,000       $  51,896,000
                                                                       ==============      ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $   1,223,000       $   1,151,000
  Accounts payable                                                         3,651,000           1,456,000
  Accrued expenses                                                         3,896,000           4,469,000
  Payable to independent investigators                                     1,068,000             990,000
  Deferred revenue                                                        15,247,000          11,800,000
                                                                       --------------      --------------
        Total current liabilities                                         25,085,000          19,866,000
                                                                       --------------      --------------
DEFERRED RENT                                                                687,000             640,000
                                                                       --------------      --------------
LONG-TERM DEBT                                                             2,280,000           1,837,000
                                                                       --------------      --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
   999,554 shares issued and outstanding as of December 31, 1995
   and 769,665 shares issued and outstanding as of June 30, 1996              10,000               8,000
  Common stock, $.01 par value, 50,000,000 shares authorized,
   14,391,262 shares issued and outstanding as of December 31, 1995
   and 18,175,698 shares issued and outstanding as of June 30, 1996          144,000             182,000
  Additional paid-in capital                                              36,970,000          55,196,000
  Accumulated deficit                                                    (25,773,000)        (25,863,000)
  Cumulative translation adjustment                                          122,000              30,000
                                                                       --------------      --------------
        Total stockholders' equity                                        11,473,000          29,553,000
                                                                       --------------      --------------
                                                                       $  39,525,000       $  51,896,000
                                                                       ==============      ==============


        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                  For the Three Months Ended              For the Six Months Ended
                                                          June 30,                                June 30,
                                            -----------------------------------    -----------------------------------
                                                 1995                1996               1995                 1996
                                            ---------------     ---------------    ----------------    ---------------
REVENUES                                    $   14,240,000      $   18,978,000     $    26,363,000     $   35,512,000
  Less- Reimbursed costs                         3,508,000           5,019,000           6,314,000          8,933,000
                                            ---------------     ---------------    ----------------    ---------------
        Net revenues                            10,732,000          13,959,000          20,049,000         26,579,000
                                            ---------------     ---------------    ----------------    ---------------

OPERATING EXPENSES:
  Direct                                         6,348,000           7,445,000          12,167,000         13,761,000
  Selling, general and administrative            5,186,000           6,500,000          10,326,000         13,046,000
                                            ---------------     ---------------    ----------------    ---------------
        Total operating expenses                11,534,000          13,945,000          22,493,000         26,807,000
                                            ---------------     ---------------    ----------------    ---------------
        Operating income (loss)                   (802,000)             14,000          (2,444,000)          (228,000)

INTEREST INCOME (EXPENSE), net                     (57,000)            138,000             (92,000)           138,000
                                            ---------------     ---------------    ----------------    ---------------
  Income (loss) from continuing operations        (859,000)            152,000          (2,536,000)           (90,000)

LOSS FROM DISCONTINUED OPERATIONS                 (833,000)                  -          (1,129,000)                 -
                                            ---------------     ---------------    ----------------    ---------------
NET INCOME (LOSS)                           $   (1,692,000)     $      152,000     $    (3,665,000)    $      (90,000)
                                            ===============     ===============    ================    ===============

NET INCOME (LOSS) PER SHARE-
  CONTINUING OPERATIONS                     $        (0.06)     $          0.01    $         (0.18)    $        (0.01)
  DISCONTINUED OPERATIONS                            (0.06)                   -              (0.08)                 -
                                            ---------------     ---------------    ----------------    ---------------
      NET INCOME (LOSS) PER COMMON SHARE    $        (0.12)     $          0.01    $         (0.26)    $        (0.01)
                                            ===============     ===============    ================    ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     14,237,000          24,801,000          14,237,000         16,288,000
                                            ===============     ===============    ================    ===============


       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                     1995              1996
                                                                                 -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (3,665,000)     $   (90,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
      Depreciation and amortization                                                   926,000        1,126,000
      Deferred rent                                                                   193,000          (47,000)
      Discontinued operations                                                       1,129,000                -
      Changes in assets and liabilities-
         (Increase) decrease in-
             Accounts receivable                                                    1,497,000        1,815,000
             Prepaid expenses and other                                                71,000          (68,000)
         Increase (decrease) in-
             Accounts payable and accrued expenses                                  2,399,000       (1,505,000)
             Payables to independent investigators                                 (1,968,000)         (52,000)
             Deferred revenue                                                         396,000       (3,032,000)
                                                                                 -------------     ------------

                  Net cash provided by (used in) operating activities                 978,000       (1,853,000)
                                                                                 -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                (125,000)         (28,000)
  Purchases of property and equipment                                                (758,000)      (1,157,000)
  Net investing activity of discontinued operations                                  (166,000)               -
  Other                                                                              (318,000)          36,000
                                                                                 -------------     ------------

                  Net cash used in investing activities                            (1,367,000)      (1,149,000)
                                                                                 -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                  104,000       18,261,000
  Proceeds from issuance of debt, net of expenses                                           -           27,000
  Payments on long-term debt                                                         (321,000)        (669,000)
  Net financing activity of discontinued operations                                    (5,000)               -
                                                                                 -------------     ------------

                  Net cash provided by (used in)financing activities                 (222,000)      17,619,000
                                                                                 -------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (80,000)        (160,000)
                                                                                 -------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (691,000)      14,457,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,792,000        7,564,000
                                                                                 -------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  2,101,000      $22,021,000
                                                                                 =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                                  $    179,000      $   157,000
                                                                                 =============     ============
  Equipment acquired under capital lease obligations                             $    292,000                -
                                                                                 =============     ============

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


NOTE 2.       ACQUISITION OF RESOURCE BIOMETRICS, INC.:
              ----------------------------------------

     On July 18, 1996, the Company purchased all of the outstanding shares of stock of Resource Biometrics, Inc. ("RBI") for an initial consideration of 350,000 shares of the Company's common stock. RBI is a provider of software products and data services to the pharmaceutical, biotechnology and medical device industries. RBI's software tools are used to increase the efficiency of data clean-up, database consolidation, data analysis and reporting. This acquisition will be recorded under the purchase method of accounting. The total purchase price will be allocated to the fair value of the assets acquired and liabilities assumed. A portion of the purchase price may be allocated to acquired research and development, which would be charged to the statement of operations as a non-recurring item. The results of RBI's operations will be consolidated with those of the Company effective the acquisition date.

     Additional consideration may be payable to the former shareholders of RBI in the form of shares of the Company's common stock. This additional consideration is contingent on RBI exceeding certain earnings levels related to software products, as defined in the acquisition agreement, during the years ended December 31, 1997 through 1999. Any payments made under this contingency will be accounted for as additional purchase price.


NOTE 3.       BASIS OF PRESENTATION:
              ---------------------

     There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995; however, certain reclassifications have been made, see Note 5.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The statements for the periods ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

NOTE 4.       PRINCIPLES OF CONSOLIDATION:
              ---------------------------

     The consolidated financial statements include the accounts of IBAH, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.


NOTE 5.       RECLASSIFICATIONS:
              -----------------

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


NOTE 6.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
              -------------------------------------------------

     Cash and cash equivalents include highly liquid investments which have original maturities of less than ninety days. At June 30, 1996 and December 31, 1995, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both June 30, 1996 and December 31, 1995, there were no significant unrealized gains or losses.

     Investments are held at market value and at June 30, 1996 and December 31, 1995 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:

                                          December 31, 1995  June 30, 1996
                                          -----------------  -------------

CASH AND CASH EQUIVALENTS:
  Money market funds and demand accounts         $4,476,000    $ 7,878,000
  Commercial paper                                        -      9,558,000
  U.S. government securities                      3,088,000      4,585,000
                                                 ----------    -----------
                                                  7,564,000     22,021,000
INVESTMENTS:
  U.S. government securities                        757,000        785,000
                                                 ----------    -----------
                                                 $8,321,000    $22,806,000
                                                 ==========    ===========



NOTE 7.       ACCOUNTS RECEIVABLE:
              -------------------


                                        December 31, 1995   June 30, 1996
                                        ------------------  --------------


Trade:
     Billed                                   $13,653,000     $ 9,886,000
     Unbilled                                   7,442,000       9,011,000
     Allowance for doubtful accounts             (350,000)       (398,000)
                                              -----------     -----------
                                              $20,745,000     $18,499,000
                                              ===========     ===========


NOTE 8.       BANK LOANS:
              ----------

     In August 1996, the Company renegotiated its banking relationship. The Company now maintains a $5,000,000 credit facility with its bank. This facility is comprised of the previously existing equipment term loans and a line of credit. The availability under the line of credit is equal to $5,000,000 minus the outstanding balance on the term loans. As of June 30, 1996, the balance outstanding on the term loans was $1,941,000. The interest rate under the line of credit is the lender's prime plus 0.25%, as compared to prime plus 1.0% under the previously existing line of credit. The interest rate under both term loans is now the lender's prime plus 0.75%, as compared to prime plus 1.25% and prime plus 0.75% for the two term loans prior to renegotiation.

Item 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations


Three months ended June 30, 1996 versus three months ended June 30, 1995

Revenues
- --------

Revenues for the three months ended June 30, 1996 were $18,978,000, or 33.3% higher than the 1995 comparable period. Revenues include all service fees and reimbursed costs that are charged to the Company's clients.

Reimbursed costs
- ----------------

Reimbursed costs were $5,019,000 for the three months ended June 30, 1996, or 26.4% of total revenues as compared to 24.6% for the same period in 1995. The change in reimbursed costs as a percentage of total revenues is a result of a change of mix in the business from period to period whereby more revenue was recognized from contracts where costs were passed on to clients. Reimbursed costs include investigator costs related to payments made to independent investigators, usually physicians, for the enrollment of patients for a specific clinical study being conducted by the Company on behalf of a client. In addition, reimbursed costs include such items as travel costs, over-night delivery charges, clinical supplies and testing, and other expenses chargeable to the client under the terms of the contract for the project.

Net revenues
- ------------

Net revenues for the second quarter were $13,959,000, an increase of 30.1% as compared to the second quarter of 1995. Increases in revenues were recorded by all operating divisions as follows: Pharmaceutics - up 242%; International CRO - up 29.6%; and US CRO - up 15.9%. On a sequential quarter basis, net revenues increased by 10.6% from the first quarter of 1996 to the second quarter.

Direct expenses
- ---------------

Direct expenses for the second quarter were $7,445,000 or 53.3% of net revenues as compared to 59.2% of net revenues in the second quarter of 1995. The improvement in ratios of direct expenses as a percentage of net revenues was due to productivity improvements in the Pharmaceutics and International CRO operations. Direct expenses include all compensation and other expenses associated with revenue producing departments.

Selling, general & administrative
- ---------------------------------

Selling, general and administrative expenses for the second quarter were $6,500,000, or 46.6% of net revenues as compared to 48.3% for the comparable 1995 period. The improvement as a percentage of net revenues on a quarter to quarter basis was principally due to the substantial growth in the Pharmaceutics Division without the concomitant growth in indirect expenses. This category of expense principally includes all administrative, selling, marketing and space related expenses.

Interest income (expense), net
- ------------------------------

Net interest income was $138,000 for the second quarter of 1996 as compared to interest expense of $57,000 for the comparable period in 1995. The improvement from 1995 to 1996 was principally due to the receipt of net proceeds of $6.9 million in August 1995 related to a private equity placement and $18.0 million in April 1996 related to a secondary public offering of the Company's common stock.

Discontinued operations
- -----------------------

The Company divested its Drug Delivery Services Division in June 1995 and all results associated with this business have been re-classified to this line for financial reporting purposes. There were no charges to discontinued operations for the second quarter of 1996 as compared to losses incurred in the second quarter of 1995 of $833,000.

Net income (loss)
- -----------------

Accordingly, net income was $152,000, or $.01 per share for the second quarter of 1996 as compared to a loss of $1,692,000, or $.12 per share in the second quarter of 1995. Net loss for the 1995 period without losses associated with discontinued operations was $859,000, or $.06 per share.



Six months ended June 30, 1996 as compared to the six months ended June 30, 1995

Revenues
- --------

Revenues for the six months ended June 30, 1996 were $35,512,000, an increase of 34.7% over the comparable 1995 period.

Reimbursed costs
- ----------------

Reimbursed costs were $8,933,000, or 25.2% of total revenues for the six month period in 1996 as compared to the comparable period in 1995 of 24.0%. The small increase as a percentage of net revenues was due to a change in the mix of business to a slightly higher percentage of contracts in which costs are billable to clients.

Net revenues
- ------------

Net revenues for the 1996 six month period were $26,579,000, an increase of 32.6% over the six month period ended June 30, 1995. The increase in net revenues was principally due to revenue growth achieved by the International CRO and the Pharmaceutics divisions.

Direct expenses
- ---------------

Direct expenses through June 30, 1996 were $13,761,000, or 51.8% of net revenues as compared to 60.7% for the same period in 1995. The improvement as a percentage of net revenues was due to productivity improvements in the Pharmaceutics and International CRO divisions.

Selling, general & administration
- ---------------------------------

Selling, general and administrative expenses for the six months ended June 30, 1996 were $13,046,000, or 49.1% of net revenues, as compared to 51.5% in 1995. The improvement as a percentage of net revenues was due principally to the growth in the Pharmaceutics and International CRO divisions where revenue volume growth exceeded the growth of selling, general and administrative expenses.

Interest income (expense), net
- ------------------------------

Interest income for the six months ended June 30, 1996 was $138,000, as compared to interest expense for the comparable 1995 period of $92,000. The improvement from the 1995 period to the 1996 period was entirely due to increased cash and cash equivalents on hand during the first half of 1996 resulting from a $6.9 million private placement in August 1995 and an $18.0 million secondary public offering in April 1996.

Discontinued operations
- -----------------------

The Company divested its Drug Delivery Services Division in June 1995 and all results associated with this business have been re-classified to this line for financial reporting purposes. There were no charges to discontinued operations for the first six months of 1996 as compared to losses incurred in the comparable period of 1995 of $1,129,000

Net income (loss)
- -----------------

Net loss for the six months ended June 30, 1996 was $90,000, or $.01 per share as compared to a net loss of $3,665,000, or $.26 per share for the six months ended June 30, 1995. Net loss for the 1995 period without losses associated with discontinued operations was $2,536,000, or $.18 per share.


Project backlog
- ---------------

Worldwide project backlog, net of all pass-through expenses, was $67.6 million as of June 30, 1996, a decrease of $1.6 million from the backlog as of March 31, 1996 and a decrease of $0.9 million from the backlog as of December 31, 1995. The decrease in backlog from year-end 1995 and from the close of the first quarter was due to currency impact (Deutsche Mark vs. the US dollar), level of new business and a decision to add into backlog only that portion of the contract value of a large European project to be earned in the initial phase of the development program. No additional contract value will be included in backlog until the current phase is completed and the client makes a decision to proceed with the next development phase.

The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results. Contracts included in backlog are subject to early termination, delay or change at any time by the client or regulatory authorities. Any such early terminations, delays or changes can result from numerous factors. There can be no assurances that the Company will be able to fully realize all of its backlog as net revenues.

Divisional breakdown (second quarter) (see page 12)
- -------------------------------------

Net revenues for the US CRO for the second quarter 1996 were $6,902,000, a growth of 15.9% as compared to 1995. Operating profit was $342,000, a 57% improvement over the 1995 period. The improvement in operating profit was principally due to increased revenue volume.

International CRO net revenues for the second quarter of 1996 were $5,665,000, an increase of 29.6% over 1995. Operating loss for the second quarter of 1996 was $457,000, or $162,000 higher than the same period in 1995. The increase in the operating loss from the prior period to the current period was due to higher selling, general and administrative expenses in 1996 resulting from the substantial growth in this division.

The Pharmaceutics Division performance continued to improve with net revenues increasing to $1,392,000, a 242% increase, in the second quarter of 1996 as compared to 1995. Accordingly, operating profit was $129,000, the second consecutive profitable quarter, as compared to a loss of $725,000 in the second quarter of 1995.


Liquidity and Capital Resources

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $22,806,000 as compared to $8,321,000 as of December 31, 1995. Working capital as of June 30, 1996 was $22,301,000, as compared to $4,640,000 as of December 31, 1995. The increase in working capital was principally due to a public offering of 3,000,000 shares of newly issued common stock to institutional investors for net proceeds of approximately $18,000,000 on April 19, 1996. These proceeds have been identified for use for capital expenditures to upgrade information systems, additional working capital, and other general corporate purposes, including possible use for strategic acquisitions and the repayment of certain long-term debt.

The Company now maintains a $5,000,000 credit facility with its bank. This facility is comprised of the previously existing equipment term loans and a line of credit. The availability under the line of credit is equal to $5,000,000 minus the outstanding balance on the term loans. As of June 30, 1996, the balance outstanding on the term loans was $1,941,000. The new credit facility has one financial covenant, with which the Company is currently in compliance.

Management expects to remain in compliance with its credit facility covenant and believes that it currently has sufficient working capital to fund its operations. However, because this statement is forward-looking, it necessarily involves risks and uncertainties. The Company's actual results may differ from the Company's expectations if unanticipated events occur such as a dramatic change in the work performed by either of its divisions, a large unforeseen expense, or unexpected pressure to increase the rate of operational growth in Europe beyond that which can be financed from continuing operations.

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

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):



IBAH, Inc.
                                               US Clinical       International Clincial                          IBAH, Inc.
Divisional Statement of Operations               Services               Services            Pharmaceutics       Consolidated
                                            ----------------     ----------------------     -------------       ------------
                                                                            Three Months Ended June 30,
                                            -------------------------------------------------------------------------------------
                                               1995      1996        1995      1996        1995     1996         1995       1996
                                               ----      ----        ----      ----        ----     ----         ----       ----

 Net revenues                                $  5,953  $  6,902    $  4,372  $  5,665    $   407  $  1,392    $ 10,732  $ 13,959
                                            --------------------  --------------------  -------------------  --------------------
 Operating expenses:
   Direct expenses                              3,141     3,648       2,360     2,972        847       825       6,348     7,445
   Selling, general & administrative            2,594     2,912       2,307     3,150        285       438       5,186     6,500
                                            --------------------  --------------------  -------------------  --------------------
 Operating income (loss)                     $    218  $    342    $   (295) $   (457)   $  (725) $    129    $   (802) $     14
                                            ====================  ====================  ===================  ====================


   The information presented in the above table does not purport to be indicative of future results of operations.

   For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):


IBAH, Inc.
                                                US Clinical        International Clinical                            IBAH, Inc.
Divisional Statement of Operations                Services                Services            Pharmaceutics         Consolidated
                                            --------------------   -----------------------  ------------------   -------------------
                                                                            Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                               1995      1996          1995       1996        1995      1996       1995      1996
                                               ----      ----          ----       ----        ----      ----       ----      ----
Net revenues                                $  12,067   $ 12,882     $  6,958   $ 11,130    $  1,024   $ 2,567   $ 20,049  $ 26,579
                                            --------------------     --------------------   ------------------   -------------------
 Operating expenses:
   Direct expenses                              6,449      6,692        4,237      5,552       1,481     1,517     12,167    13,761
   Selling, general & administrative            5,303      5,964        4,443      6,227         580       855     10,326    13,046
                                            --------------------     --------------------   ------------------   -------------------
Operating income (loss)                     $     315   $    226     $ (1,722)  $   (649)   $ (1,037)  $   195   $ (2,444) $   (228)
                                            ====================     ====================   ==================   ===================

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

     On July 18, 1996, the Company issued 350,000 shares of its Common Stock in exchange for all of the outstanding shares of stock of Resource Biometrics, Inc. ("RBI") in a transaction to be accounted for as a purchase. RBI is a provider of software products and data services to the pharmaceutical, biotechnology and medical device industries. RBI's software tools are used to increase the efficiency of data clean-up, database consolidation, data analysis and reporting.


Item 3.       Defaults Upon Senior Securities

     None.



Item 4.       Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders, held at 9:00 a.m. on June 19, 1996 at the Company's executive offices, Four Valley Square, 512 Township Line Road, Blue Bell, Pennsylvania, the following matters were voted on:

     (1) The following individuals were elected directors of the Company:

         Ernst-Guenter Afting/1/
         Victor Bauer, Ph.D./3/
         Edwin A. Bescherer, Jr./3/
         Winston J. Churchill/3/
         Marytn D. Greenacre/2/
         Geraldine A. Henwood/2/
         Sidney Jevons, Ph.D./1/
         Sandra Panem/4/
         Douglas Reed, M.D./1/
         Richard L. Sherman, Esq./2/


- ------------------------------------------
/1/     Elected for a term of one year.
/2/     Elected for a term of two years.
/3/     Elected for a term of three years.
/4/ Elected as the nominee of the Series A Preferred Stock for a term of one year.

     (2) The stockholders approved the amendment of the Certificate of Incorporation and the adoption of the amendment to the By-laws to divide the Board of Directors into classes with the following vote:
          (11,780,897 votes for, 1,365,672 votes against and 24,650
          abstentions).

     (3) The stockholders ratified the selection of Arthur Andersen LLP as independent public accountants for the Corporation for the fiscal year 1996 with the following vote: (14,673,681 votes for, 41,801 votes against and 23,937 abstentions).



Item 5.   Other Information

     None.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     3.1  Certificate of Incorporation, as amended
     3.2  By-laws, as amended



(b) Reports on Form 8-K

     None.

                                   Signatures



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IBAH, INC.

Date:  August 13, 1996        By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 13, 1996        By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 13, 1996        By:   /s/ Leonard F. Stigliano
                                    ------------------------
                                    Leonard F. Stigliano
                                    Chief Financial Officer
                                    (Principal Financial Officer)