Form 10-Q
period 1996-09-30
IBAH INC
filed 1996-11-14
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarter ended September 30,
            1996
                            or
     [   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 [No Fee Required]
            For the transition period from _________ to __________

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 11, 1996 was $90,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 11, 1996 was 21,376,491.

 Part I - Financial Information
     Item 1.  Financial Statements


                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                          ASSETS                                                   December 31,        September 30,
                                                                                       1995                1996
                                                                                 ----------------    -----------------
 CURRENT ASSETS:
   Cash and cash equivalents                                                      $    7,564,000      $    14,198,000
   Short-term investments                                                                757,000            4,954,000
   Accounts receivable                                                                20,745,000           24,823,000
   Prepaid expenses and other                                                            659,000              887,000
                                                                                 ----------------    -----------------

                Total current assets                                                  29,725,000           44,862,000

 PROPERTY AND EQUIPMENT, net                                                           6,454,000            7,263,000

 GOODWILL, net                                                                         2,988,000            4,890,000

 OTHER ASSETS                                                                            358,000              381,000
                                                                                 ----------------    -----------------

                                                                                  $   39,525,000      $    57,396,000
                                                                                 ================    =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Current portion of long-term debt                                              $    1,223,000      $     1,274,000
   Accounts payable                                                                    3,651,000            1,937,000
   Accrued expenses                                                                    3,896,000            5,924,000
   Payable to independent investigators                                                1,068,000            2,175,000
   Deferred revenue                                                                   15,247,000           11,575,000
                                                                                 ----------------    -----------------

                Total current liabilities                                             25,085,000           22,885,000
                                                                                 ----------------    -----------------

 DEFERRED RENT                                                                           687,000              613,000
                                                                                 ----------------    -----------------

 LONG-TERM DEBT                                                                        2,280,000            2,040,000
                                                                                 ----------------    -----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
     999,554 shares issued and outstanding as of December 31, 1995
     and 749,665 shares issued and outstanding as of September 30, 1996                   10,000                7,000
   Common stock, $.01 par value, 50,000,000 shares authorized,
     14,391,262 shares issued and outstanding as of December 31, 1995
     and 18,595,032 shares issued and outstanding as of September 30, 1996               144,000              186,000
   Additional paid-in capital                                                         36,970,000           57,483,000
   Accumulated deficit                                                               (25,773,000)         (25,823,000)
   Cumulative translation adjustment                                                     122,000                5,000
                                                                                 ----------------    -----------------

                Total stockholders' equity                                            11,473,000           31,858,000
                                                                                 ----------------    -----------------

                                                                                  $   39,525,000      $    57,396,000
                                                                                 ================    =================

 The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                 For the Three Months Ended          For the Nine Months Ended
                                                        September 30,                       September 30,
                                             ---------------------------------   ---------------------------------
                                                  1995              1996              1995              1996
                                             ---------------   ---------------   ---------------   ---------------

 REVENUES                                       $13,467,000       $20,472,000       $39,830,000       $55,984,000
    Less- Reimbursed costs                        2,676,000         5,369,000         8,990,000        14,302,000
                                             ---------------   ---------------   ---------------   ---------------

       Net revenues                              10,791,000        15,103,000        30,840,000        41,682,000
                                             ---------------   ---------------   ---------------   ---------------


 OPERATING EXPENSES:
    Direct                                        5,555,000         7,643,000        17,722,000        21,404,000
    Selling, general and administrative           5,504,000         7,071,000        15,830,000        20,117,000
    Non-recurring item - Acquired
       research and development                           -           510,000                 -           510,000
                                             ---------------   ---------------   ---------------   ---------------

       Total operating expenses                  11,059,000        15,224,000        33,552,000        42,031,000
                                             ---------------   ---------------   ---------------   ---------------

       Operating income (loss)                     (268,000)         (121,000)       (2,712,000)         (349,000)

 INTEREST INCOME (EXPENSE), net                     (30,000)          161,000          (122,000)          299,000
                                             ---------------   ---------------   ---------------   ---------------

    Income (loss) from continuing operations       (298,000)           40,000        (2,834,000)          (50,000)

 LOSS FROM DISCONTINUED OPERATIONS                        -                 -        (1,129,000)                -
                                             ---------------   ---------------   ---------------   ---------------

 NET INCOME (LOSS)                            $    (298,000)    $      40,000     $  (3,963,000)          (50,000)
                                             ===============   ===============   ===============   ===============




 NET INCOME (LOSS) PER SHARE--
    CONTINUING OPERATIONS                     $       (0.02)    $         -       $       (0.20)    $         -
    DISCONTINUED OPERATIONS                            -        $         -       $       (0.08)    $         -
                                             ---------------   ---------------   ---------------   ---------------
       NET INCOME (LOSS) PER COMMON SHARE     $       (0.02)    $         -       $       (0.28)    $         -
                                             ===============   ===============   ===============   ===============


 WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    14,268,000        25,083,000        14,248,000        17,031,000
                                             ===============   ===============   ===============   ===============

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)


                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                       ----------------------------------
                                                                            1995               1996
                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (3,963,000)     $      (50,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities-
          Acquired research and development                                      --              510,000
          Depreciation and amortization                                    1,420,000           1,825,000
          Deferred rent                                                      180,000             (74,000)
          Discontinued operations                                          1,129,000                   -
          Changes in assets and liabilities-
              (Increase) decrease in-
                  Accounts receivable                                      1,602,000          (4,209,000)
                  Prepaid expenses and other                                   7,000             (79,000)
              Increase (decrease) in-
                  Accounts payable and accrued expenses                     (131,000)             82,000
                  Payables to independent investigators                   (2,480,000)          1,134,000
                  Deferred revenue                                         1,447,000          (3,404,000)
                                                                       ---------------    ---------------
                      Net cash used in operating activities                 (789,000)         (4,265,000)
                                                                       ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption (purchases) of short-term investments                          39,000          (4,197,000)
    Purchases of property and equipment                                   (1,314,000)         (1,960,000)
    Proceeds from sale of discontinued operations                             50,000                   -
    Net investing activity of discontinued operations                        (33,000)                  -
    Other                                                                   (362,000)            (81,000)
                                                                       ---------------    ---------------
                      Net cash used in investing activities               (1,620,000)         (6,238,000)
                                                                       ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock, net of expenses                 6,947,000                   -
    Proceeds from sale of common stock                                       107,000          18,263,000
    Proceeds from issuance of debt, net of expenses                                -              25,000
    Payments on long-term debt                                              (612,000)           (994,000)
    Net financing activity of discontinued operations                         (6,000)                  -
                                                                       ---------------    ---------------
                      Net cash provided by financing activities            6,436,000          17,294,000
                                                                       ---------------    ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      137,000            (157,000)
                                                                       ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,164,000           6,634,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,792,000           7,564,000
                                                                       ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   6,956,000      $   14,198,000
                                                                       ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                      $     261,000      $      244,000
                                                                       ===============    ===============
    Equipment acquired under capital lease obligations                 $     292,000      $      495,000
                                                                       ===============    ===============

        The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------




NOTE 1.          PUBLIC OFFERING OF COMMON STOCK:
                 -------------------------------

          On April 19, 1996, the Company completed a public offering of 3,000,000 shares of its Common Stock, par value $.01 per share, at an issuance price of $6.50 per share for a total of $19.5 million. The net proceeds to the Company, after all issuance expenses, were approximately $18 million. These shares were sold to selected institutional investors.


NOTE 2.       ACQUISITION OF RESOURCE BIOMETRICS, INC.:
              ----------------------------------------

          On July 18, 1996, the Company purchased all of the outstanding shares of stock of Resource Biometrics, Inc. ("RBI") for an initial consideration of 350,000 shares of the Company's common stock. RBI is a provider of software products and data services to the pharmaceutical, biotechnology and medical device industries. RBI's software tools are used to increase the efficiency of data clean-up, database consolidation, data analysis and reporting. The acquisition was recorded using the purchase method of accounting. The total purchase price of $2,463,000, including estimated transaction costs of $174,000, was allocated to the fair value of the assets acquired and liabilities assumed. The $2,718,000 excess of purchase price over book value on the acquisition date was allocated based on an independent appraisal as follows: (1) $510,000 to acquired research and development, which is charged to the statement of operations as a non-recurring item; (2) $160,000 to software technology being amortized over 5 years; and (3) $2,048,000 to goodwill being amortized over 20 years. Such allocation may be revised at a later date if events and circumstances arise indicating a required change. The results of RBI's operations are consolidated with those of the Company effective the acquisition date.

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

          The following table summarizes the unaudited pro forma combined results of operations for the nine months ended September 30, 1995 and 1996, assuming that the acquisition of RBI and the July 1995 divestiture of the Drug Delivery Services Division had occurred on January 1, 1995:


                                 For the Nine Months Ended
                                       September 30,
                                ---------------------------
                                    1995           1996
                                ---------------------------
 Revenues                        $41,016,000    $56,930,000
 Net Revenues                     32,026,000     42,628,000
 Operating Income (Loss)          (2,856,000)        21,000
 Net Income (Loss)                (2,978,000)       320,000
 Net Income (Loss) Per Share           (0.20)          0.01

          The above pro forma information excludes the $510,000 one-time charge to earnings for acquired research and development, and the discontinued operations of the Drug Delivery Services Division.


NOTE 3.         ACQUISITION OF THE HARDARDT GROUP:
                ---------------------------------

          On October 1, 1996, the Company purchased all of the outstanding shares of stock of HGB, Inc., doing business as The Hardardt Group ("THG"), for $14 million in cash and 2,719,999 shares of the Company's common stock. THG is a provider of clinical trials management and clinical monitoring services predominantly in the U. S. This acquisition will be recorded under the purchase method of accounting. The total purchase price will be allocated to the fair value of the assets acquired and liabilities assumed. The results of THG's operations will be consolidated with those of the Company effective the acquisition date.


NOTE 4.                BASIS OF PRESENTATION:
                       ---------------------

          There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995; however, certain reclassifications have been made, see Note 6.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The statements for the periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.


NOTE 5.             PRINCIPLES OF CONSOLIDATION:
                    ---------------------------

          The consolidated financial statements include the accounts of IBAH,
Inc. and its subsidiaries.   All material intercompany balances and transactions
have been eliminated.


NOTE 6.                  RECLASSIFICATIONS:
                         -----------------

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

NOTE 7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
        -------------------------------------------------

          Cash and cash equivalents include highly liquid investments which have original maturities of less than ninety days. At September 30, 1996 and December 31, 1995, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both September 30, 1996 and December 31, 1995, there were no significant unrealized gains or losses.

          Investments are held at market value and at September 30, 1996 and December 31, 1995 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:


                                          December 31, 1995  September 30, 1996
                                          -----------------  ------------------

CASH AND CASH EQUIVALENTS:
     Money market funds and demand               $4,476,000         $ 2,100,000
      accounts
     Commercial paper                                     -           8,952,000
     U.S. government securities                   3,088,000           3,146,000
                                                 ----------         -----------
                                                  7,564,000          14,198,000
INVESTMENTS:
     U.S. government securities                     757,000           4,954,000
                                                 ----------         -----------
                                                 $8,321,000         $19,152,000
                                                 ==========         ===========

NOTE 8.     ACCOUNTS RECEIVABLE:
            -------------------


                                        December 31, 1995   September 30, 1996
                                        ------------------  -------------------


Trade:
     Billed                                   $13,653,000          $15,791,000
     Unbilled                                   7,442,000            9,457,000
     Allowance for doubtful accounts             (350,000)            (425,000)
                                              -----------          -----------
                                              $20,745,000          $24,823,000
                                              ===========          ===========


NOTE 9.  BANK LOANS:
         ----------

          In August 1996, the Company renegotiated its banking relationship.
The Company now maintains a $5,000,000 credit facility with its bank. This facility is comprised of the previously existing equipment term loans and a line of credit. The availability under the line of credit is equal to $5,000,000 minus the outstanding balance on the term loans. As of September 30, 1996, the balance outstanding on the term loans was $1,756,000. The interest rate under the line of credit is the lender's prime plus 0.25%, as compared to prime plus 1.0% under the previously existing line of credit. The interest rate under both term loans is now the lender's prime plus 0.75%, as compared to prime plus 1.25% and prime plus 0.75% for the two term loans prior to renegotiation. In light of the acquisition of THG (see Note 3), the Company is currently renegotiating the covenants of this credit facility.

Item 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations


Three months ended September 30, 1996 versus three months ended September 30,
1995

Revenues
--------

Revenues for the three months ended September 30, 1996 were $20,472,000, or 52% higher than the 1995 comparable period. Revenues include all service fees and reimbursed costs that are charged to the Company's clients.

Reimbursed costs
----------------

Reimbursed costs were $5,369,000 for the three months ended September 30, 1996, or 26.2% of total revenues as compared to 19.9% for the same period in 1995.
The change in reimbursed costs as a percentage of total revenues is a result of a change of mix in the business from period to period whereby more revenue was recognized from contracts where costs were passed on to clients. Reimbursed costs include investigator costs related to payments made to independent investigators, usually physicians, for the enrollment of patients for a specific clinical study being conducted by the Company on behalf of a client. In addition, reimbursed costs include such items as travel costs, over-night delivery charges, clinical supplies and testing, and other expenses chargeable to the client under the terms of the contract for the project.

Net revenues
------------

Net revenues for the third quarter were $15,103,000, an increase of 40% as compared to the third quarter of 1995. Increases in revenues were recorded by all operating divisions as follows: Pharmaceutics - up 143%; International CRO - up 10.9%; and US CRO - up 52.7%. The acquisition of RBI accounted for 2% of the consolidated revenue growth. On a sequential quarter basis, net revenues increased by 8.2% from the second quarter of 1996 to the third quarter.

Direct expenses
---------------

Direct expenses for the third quarter were $7,643,000 or 50.6% of net revenues as compared to 51.5% of net revenues in the third quarter of 1995. The improvement in ratios of direct expenses as a percentage of net revenues was due primarily to productivity improvements in the Pharmaceutics operation. Direct expenses include all compensation and other expenses associated with revenue producing departments.

Selling, general & administrative
---------------------------------

Selling, general and administrative expenses for the second quarter were $7,071,000, or 46.8% of net revenues as compared to 51.0% for the comparable 1995 period. The improvement as a percentage of net revenues on a quarter to quarter basis was principally due to revenue growth in the Pharmaceutics and US CRO Divisions without the concomitant growth in indirect expenses. This category of expense principally includes all administrative, selling, marketing and space related expenses.

Non-recurring item - Acquired research and development
------------------------------------------------------

The acquisition of RBI was concluded in July 1996 and was treated as a purchase for accounting purposes. The $510,000 non-recurring charge to earnings represents the portion of the RBI purchase price allocated to software research and development.

Interest income (expense), net
------------------------------

Net interest income was $161,000 for the third quarter of 1996 as compared to interest expense of $30,000 for the comparable period in 1995. The improvement from 1995 to 1996 was principally due to the receipt of net proceeds of $18.0 million in April 1996 related to a secondary public offering of the Company's common stock.

Discontinued operations
-----------------------

The Company divested its Drug Delivery Services Division in July 1995 and all results associated with this business have been re-classified to this line for financial reporting purposes. There were no charges to discontinued operations for the third quarter of 1995 or 1996.

Net income (loss)
-----------------

Net income was $40,000, or break-even on an earnings per share basis for the third quarter of 1996, as compared to a loss of $298,000, or $.02 loss per share, in the third quarter of 1995. Excluding the one time charge for acquired research and development related to the acquisition of RBI, net income for the third quarter of 1996 was $550,000, or $0.02 per share.



Nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995

Revenues
--------

Revenues for the nine months ended September 30, 1996 were $55,984,000, an increase of 40.6% over the comparable 1995 period.

Reimbursed costs
----------------

Reimbursed costs were $14,302,000, or 25.5% of total revenues for the nine month period in 1996 as compared to the comparable period in 1995 of 22.6%. The increase as a percentage of net revenues was due to a change in the mix of business to a slightly higher percentage of contracts in which costs are billable to clients.

Net revenues
------------

Net revenues for the nine months ended September 30, 1996 were $41,682,000, an increase of 35.2% over the nine month period in 1995. All operating divisions contributed to this increase in net revenue. The acquisition of RBI accounted for less that 1% of the consolidated revenue growth.

Direct expenses
---------------

Direct expenses for nine months of 1996 were $21,404,000, or 51.4% of net revenues as compared to 57.5% for the same period in 1995. The improvement as a percentage of net revenues was principally due to productivity improvements in the Pharmaceutics and International CRO divisions.

Selling, general & administration
---------------------------------

Selling, general and administrative expenses for the nine months ended September 30, 1996 were $20,117,000, or 48.3% of net revenues, as compared to 51.3% in 1995. The improvement as a percentage of net revenues was due principally to the growth in the Pharmaceutics and International CRO divisions where revenue volume growth exceeded the growth of selling, general and administrative expenses.

Non-recurring item - Acquired research and development
------------------------------------------------------

The acquisition of RBI was concluded in July 1996 and was treated as a purchase for accounting purposes. The $510,000 non-recurring charge to earnings represents the portion of the RBI purchase price allocated to software research and development.

Interest income (expense), net
------------------------------

Interest income for the nine months ended September 30, 1996 was $299,000, as compared to interest expense for the comparable 1995 period of $122,000. The improvement from the 1995 period to the 1996 period was entirely due to increased cash and cash equivalents on hand during the first nine months of 1996 resulting from a $6.9 million private placement in August 1995 and an $18.0 million secondary public offering in April 1996.

Discontinued operations
-----------------------

The Company divested its Drug Delivery Services Division in July 1995 and all results associated with this business have been re-classified to this line for financial reporting purposes. There were no charges to discontinued operations for the first nine months of 1996 as compared to losses incurred in the comparable period of 1995 of $1,129,000.

Net income (loss)
-----------------

Net loss for the nine months ended September 30, 1996 was $50,000, or break-even on an earnings per share basis as compared to a net loss of $3,963,000, or $.28 per share for the nine months ended September 30, 1995. Net loss for the 1995 period without losses associated with discontinued operations was $2,834,000, or $.20 per share, as compared to 1996 net income, without the one-time charge for acquired research and development related to the RBI acquisition, of $460,000, or $.02 per share.

Project backlog
---------------

Worldwide project backlog, net of all pass-through expenses, was $65.0 million as of September 30, 1996, a decrease of $2.6 million from the backlog as of June 30, 1996. The decrease in backlog from June 1996 was due primarily to a lower level of signed new business contracts in Europe and no additions to backlog from a contract for a large European project currently placed on hold status by the client. No additional contract value for this project, will be included in backlog until the client makes a decision to proceed. The above backlog excludes that of The Hardardt Group ("THG") which was acquired on October 1, 1996, see Note 3 to Consolidated Financial Statements. The net service fee backlog of THG on October 1, 1996 is in excess of $25 million.

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

Divisional breakdown (third quarter) (see page 13)
------------------------------------

Net revenues for the US CRO for the third quarter 1996 were $8,201,000, a growth of 52.7% as compared to 1995. Operating profit excluding the one-time charge to earnings related to the RBI acquired research and development was $814,000, almost a four-fold improvement over the 1995 period. The improvement in operating profit was due to increased revenue volume.

International CRO net revenues for the third quarter of 1996 were $5,266,000, an increase of 10.9% over 1995. Operating loss for the third quarter of 1996 was $694,000, or $459,000 higher than the same period in 1995. The increase in the operating loss from the prior period to the current period was due to the delay of a major project in 1996 which has had a negative impact on the Division's performance, as well as higher selling, general and administrative expenses in 1996 resulting from the substantial growth in this Division.

The Pharmaceutics Division's performance continued to improve with net revenues increasing to $1,636,000, a 143% increase, in the third quarter of 1996 as compared to 1995. Accordingly, operating profit was $269,000, the third consecutive profitable quarter, as compared to a loss of $244,000 in the third quarter of 1995.

Liquidity and Capital Resources

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $19,152,000 as compared to $8,321,000 as of December 31, 1995. Working capital as of September 30, 1996 was $21,977,000, as compared to $4,640,000 as of December 31, 1995. The increase in working capital was principally due to a public offering of 3,000,000 shares of newly issued common stock to institutional investors for net proceeds of approximately $18,000,000 on April 19, 1996. These proceeds have been identified for use for capital expenditures to upgrade information systems, additional working capital, and other general corporate purposes, including possible use for strategic acquisitions and the repayment of certain long-term debt. On October 1, 1996, the Company acquired The Hardardt Group valued at $31 million, of which $14,000,000 was paid in cash.

The Company now maintains a $5,000,000 credit facility with its bank. This facility is comprised of the previously existing equipment term loans and a line of credit. The availability under the line of credit is equal to $5,000,000 minus the outstanding balance on the term loans. As of September 30, 1996, the balance outstanding on the term loans was $1,756,000. In light of the acquisition of The Hardardt Group (see Note 3 to Consolidated Financial Statements), the Company is currently renegotiating the covenants of this credit facility.

Management expects to satisfactorily renegotiate its credit facility covenant and believes that it currently has sufficient working capital to fund its operations. However, because this statement is forward-looking, it necessarily involves risks and uncertainties. The Company's actual results may differ from the Company's expectations if unanticipated events occur such as a dramatic change in the work performed by either of its divisions, a large unforeseen expense, or unexpected pressure to increase the rate of operational growth in Europe beyond that which can be financed from continuing operations.

The Company may seek additional cash infusions to take advantage of business opportunities as they arise, which could include future acquisitions. The Company intends to reinvest any positive cash flow from operations to support operations and improve its competitive position.

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

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):


IBAH, Inc.
                                            US Clinical          International Clinical                        IBAH, Inc.
Divisional Statement of Operations          Services (1)               Services            Pharmaceutics       Consolidated
                                       ----------------------    ----------------------   -----------------  ----------------------
                                                                    Three Months Ended September 30,
                                       --------------------------------------------------------------------------------------------
                                          1995        1996         1995         1996      1995       1996      1995          1996
                                          ----        ----         ----         ----      ----       ----      ----          ----
Net revenues                           $    5,370   $   8,201    $   4,748   $   5,266   $   673   $  1,636   $  10,791   $  15,103
                                       ----------------------    ----------------------  ------------------   ---------------------
Operating expenses:
  Direct expenses                           2,639       4,080        2,224       2,627       692        936       5,555       7,643
  Selling, general & administrative         2,520       3,307        2,759       3,333       225        431       5,504       7,071
  Non-recurring item--
    acquired research and development         -           510          -           -         -          -           -           510
                                       ----------------------    ----------------------  ------------------   ---------------------
Operating income (loss)                $      211   $     304    $    (235)  $    (694)  $  (244)  $    269   $    (268)  $    (121)
                                       ======================    ======================  ==================   =====================

  The information presented in the above table does not purport to be indicative of future results of operations.

(1) Includes the operating results of RBI since the July 18, 1996 acquisition date.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):

IBAH, Inc.
                                                                            International
                                                        US Clinical           Clinical                              IBAH, Inc.
Divisional Statement of Operations                      Services(1)           Services          Pharmaceutics      Consolidated
                                                  ---------------------  ------------------  ------------------  ------------------
                                                                              Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------------------
                                                      1995       1996      1995      1996       1995     1996      1995      1996
                                                      ----       ----      ----      ----       ----     ----      ----      ----
 Net revenues                                     $    17,437  $ 21,083  $ 11,706  $ 16,396  $   1,697  $ 4,203  $ 30,840  $ 41,682
                                                  ---------------------  ------------------  ------------------  ------------------

 Operating expenses:
      Direct expenses                                   9,088    10,772     6,461     8,179      2,173    2,453    17,722    21,404
      Selling, general & administrative                 7,823     9,271     7,202     9,560        805    1,286    15,830    20,117
      Non-recurring item--
           acquired research and development                -       510         -         -          -        -         -       510
                                                  ---------------------  ------------------  ------------------  ------------------
 Operating income (loss)                          $       526  $    530  $ (1,957) $ (1,343) $  (1,281) $   464  $ (2,712) $   (349)
                                                  =====================  ==================  ==================  ==================

     The information presented in the above table does not purport to be indicative of future results of operations.

(1) Includes the operating results of RBI since the July 18, 1996 acquisition date.

Part II - Other Information


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     None.

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


                                    IBAH, INC.

Date:  November 14, 1996      By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 14, 1996      By:   /s/ Geraldine A. Henwood
                                    ------------------------
                                    Geraldine A. Henwood
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 14, 1996      By:   /s/ Leonard F. Stigliano
                                    ------------------------
                                    Leonard F. Stigliano
                                    Chief Financial Officer
                                    (Principal Financial Officer)