Form 10-K
period 1996-12-31
IBAH INC
filed 1997-03-28
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
       [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1996

                                      or

       [   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [No Fee Required]
             For the transition period from _________ to __________

                          Commission File No. 0-19892

                                  IBAH, Inc.

            (Exact name of registrant as specified in its charter)

           Delaware                                                 52-1670189
           --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

                               [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 11, 1997 was approximately $108,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

       The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on March 11, 1997 was 22,514,712.

       The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: The Registrant's definitive proxy materials for its Annual Meeting of Stockholders to be held June 16, 1997.

PART 1
------


Item 1.  Business
-------  --------

IBAH, Inc. - Company Overview
-----------------------------

       IBAH, Inc. ("IBAH" or the "Company") is a worldwide leader in providing comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device, and diagnostics industries. IBAH is a clinical research organization ("CRO") which offers services for all stages of drug development.

       The Company provides its services through two primary operating divisions, the United States and International Clinical Services Divisions (together defined as the "Clinical Services Division") and Bio-Pharm Pharmaceutics Services (the "Pharmaceutics Services Division"). On October 1, 1996, the Company acquired The Hardardt Group ("THG"), a clinical monitoring and clinical trials management company, integrating it into the Clinical Services Division. In July, 1996, the Company acquired Resource Biometrics, Inc. ("RBI") to provide software tools to enhance the Company's and its clients' efficiency and speed in analyzing clinical data. As of December 31, 1996, the Company had a worldwide staff of 755 full-time equivalents. In addition, on February 28, 1997, the Company signed a definitive agreement to purchase Pharmaco Pty., Ltd., one of the leading CROs in Australia. The closing of this acquisition is contingent upon the completion of due diligence. Pharmaco Pty., Ltd. had revenues of approximately $1.2 million in 1996.

       The Company generates almost all of its revenue by providing services on a contractual basis to its clients. All of the Company's services are designed to help client companies accelerate products from discovery through development and commercialization faster and cost-effectively.

       The Clinical Services Division, the core of IBAH, is a full service
       ------------------------------
international CRO that began operations in 1985. This division's primary services are designing product development programs, managing pre-clinical studies, design and conduct clinical trials, clinical data management and biostatistical analysis, writing reports of study findings, health economics analysis and post-marketing studies, and regulatory dossier filings.

       This division earns its revenues by providing services on a contractual basis to its clients. The division's worldwide staff is located in offices in the United States, Australia, Belgium, the Czech Republic, Denmark, France, Germany, Spain, Switzerland and the United Kingdom. Through a joint venture with a Russian company, this division also operates an office located in Russia.

       Since the inception of Bio-Pharm Clinical Services, Inc., the predecessor to IBAH, IBAH has prepared 47 New Drug Applications ("NDA"), five of which were submitted in 1996, including one of the largest ever filed.

       The Pharmaceutics Services Division provides traditional product
       -----------------------------------
formulation services, process development, manufacture of drugs and placebos for clinical trials, pilot plant manufacturing, methods development, analytical testing, and clinical trials drug packaging. The division's services also include shelf life stability testing, process validation, and analysis of other chemical and physical properties required in regulatory submissions.

       This division began in October, 1993 and currently operates from a 20,000 square foot Good Manufacturing Practice ("cGMP") manufacturing facility with full pilot plant capabilities located in suburban Philadelphia. To accommodate growth, the division recently entered into a lease for a 124,000 square foot facility in the same area as its current facility. The division expects to phase in operations in the new facility over the next several years, beginning in the second quarter of 1997.

Company History
---------------

       IBAH was originally Affinity Biotech, Inc., a New Jersey corporation (the "New Jersey Corporation"), which was incorporated in January, 1990. In April, 1992, the New Jersey Corporation was merged into Affinity Biotech, Inc., a Delaware corporation ("Affinity"), which was incorporated in February, 1992. In April, 1992, Affinity completed its initial public offering of common stock.

       On April 27, 1994, Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), a clinical research organization, and Affinity, a drug delivery and technology corporation, merged (the "Merger") and simultaneous with the Merger, Affinity changed its name to IBAH.

       Bio-Pharm was founded in December, 1985 by Geraldine A. Henwood, President of Bio-Pharm from 1985 through April, 1994, and President and Chief Executive Officer of IBAH since April, 1994. Since the Merger resulted in the former Bio-Pharm shareholders having a majority ownership of IBAH, the Merger was accounted for as an acquisition of Affinity by Bio-Pharm.

       In 1991, Bio-Pharm opened its first European operation based in Frankfurt, Germany. Subsequently, an office was opened in Australia in 1993. In January, 1994, Bio-Pharm purchased European Pharmaceutical Investigation Consultants Limited ("EPIC"), a CRO headquartered in the United Kingdom with an office in Switzerland. The EPIC acquisition was a major expansion step allowing the Company to serve the United Kingdom and strengthen its position throughout Europe. Since the EPIC acquisition, the Company has opened offices in France, Belgium, Spain, Denmark, and the Czech Republic. Through a joint venture with a Russian company, IBAH also operates an office located in Russia.

       On July 28, 1995, the Company sold its Drug Delivery Services Division, the part of Affinity which offered proprietary drug delivery services, to a management group from that division.

       On August 11, 1995, IBAH completed a private placement of convertible preferred stock and warrants for a total investment in the Company of $7 million. The private placement was made to improve working capital and place the Company in compliance with certain financial requirements necessary for the continued listing of the stock on the NASDAQ National Market. The registration with the Securities and Exchange Commission of the resale of the 5,997,324 shares of common stock, issuable upon conversion of the preferred stock and exercise of the warrants issued in this private placement became effective on October 31, 1995. See Note 4 of Notes to Consolidated Financial Statements.

       On April 19, 1996, the Company completed a public offering of 3,000,000 shares of common stock of the Company to selected institutional investors, netting the Company $18 million.

       On July 18, 1996, IBAH acquired RBI based in the San Francisco, California area. RBI is a provider of software products and data services to the pharmaceutical, biotechnology, and medical device industries. The software tools are being designed to increase the efficiency of data clean-up, database consolidation, data analysis and reporting.

       On October 1, 1996, IBAH acquired THG, located in northern New Jersey. THG provides clinical trials management and clinical monitoring services to the pharmaceutical and biotechnology industries, predominantly in the United States. The THG operation has been completely integrated into the U.S. Clinical Services Division. The acquisition has added critical mass and management talent to the Company, enhancing its ability to obtain and perform large clinical trials.

Industry Background and Trends
------------------------------

       New pharmaceutical, biotechnology, medical device and diagnostic products generally must undergo extensive testing to demonstrate their safety and effectiveness in order to obtain regulatory approval for commercialization. Companies seeking such approval are responsible for performing and analyzing the results of multi-phase clinical trials that typically span two to five years and involve hundreds to thousands of human participants. Historically, clinical trials were performed almost exclusively by in-house personnel of the companies that owned the products under development. For over a decade, there has been a growing trend for companies developing new products to outsource certain activities by contracting with CROs for the performance of clinical trials and related activities in the development and approval process.

       IBAH believes, based on its experience and reports from industry analysts, that the following industry trends have increased and will continue to increase the market for CRO services:

 .   Pharmaceutical and biotechnology research and development expenditures continue to increase. From 1995 to 1996, research and development spending for major U.S. pharmaceutical companies and the outsourcing of this spending continue to increase. Worldwide research and development expenditures were estimated at approximately $30 billion for 1996. Increased emphasis on the development of effective treatments for chronic disorders and life threatening, acute conditions, such as stroke and infectious diseases, is contributing to this trend. Requirements from regulatory agencies to conduct longer, more complex trials to demonstrate effectiveness and potential long-term effects are also factors in this spending growth.

 .   Cost containment pressures continue to escalate as a result of various influences, including efforts by governments and managed care organizations to control prices, increased competition from generic drugs, and more stringent regulatory requirements. As pharmaceutical companies continue experiencing pressure on profit margins and attempt to hasten new product introductions worldwide, they are increasingly outsourcing to CROs which provide expertise, speed, and global reach.

 .   Maturation of the biotechnology industry has substantially increased the number of biotechnology drugs in clinical development. Rather than build the infrastructure necessary to handle the clinical development stages, many biotechnology companies are choosing to outsource to CROs.

 .   Emphasis on globalization has led pharmaceutical and biotechnology companies to pursue product development simultaneously in multiple countries and conduct programs which simultaneously satisfy the requirements of multiple regulatory agencies. In addition, since 1992 guidelines for the conduct of clinical research within Europe require more stringent standards. The emphasis on globalization combined with escalating complexity has increased manpower and resource requirements for clinical trials, which in turn has resulted in an increase in the use of CRO services.

The Drug Development Process
----------------------------

       Before a drug may be marketed, it must undergo extensive testing and regulatory review to determine its safety and effectiveness. The following is a brief description of the stages of U.S. and worldwide drug development. As a full service CRO, IBAH offers comprehensive services in every phase of this process:

       Regulatory Affairs - Full-service CROs, such as IBAH, offer regulatory
       ------------------
affairs services which assist clients with the design of regulatory strategy and span the development process from formulation development to preclinical and clinical trials through regulatory filings, e.g., New Drug Applications ("NDA"), Product License Applications ("PLA"), and EU-multistate (cPMP) or National filings. CROs also assist in the actual preparation of filing and communications with the regulatory agencies. These services are critical to every phase of the development process, and to a timely, successful completion of any product development project.

       Preclinical Testing - The initial stage in the drug development process
       -------------------
is preclinical research. In this stage, the drug is tested in vitro (test tube) and in animals, generally over one to three years. Safety studies, including toxicology, are a major portion of this phase along with metabolism, kinetics, and clinical pathology.

       Phase I - Phase I trials are conducted in healthy volunteers, typically
       -------
18-20 per study, to develop basic safety data relating to toxicity, metabolism, absorption and other pharmacological actions. In order to establish safe dosage ranges, single and multiple dose tolerance tests are conducted. Phase I generally lasts from six months to one year.

       Phase II - Phase II trials are conducted on small numbers of subjects,
       --------
typically 100 to 200 patients who suffer from the drug's targeted disease or condition. Phase II trials last an average of six months to two years and provide the first evidence of clinical efficacy (effectiveness) at different doses, as well as additional safety data. These trials may include dose ranging studies to establish optimal dosages wherein the drugs are usually tested against a placebo or a currently marketed drug.

       Phase III - Phase III trials are conducted on a significantly larger
       ---------
patient population, from hundreds to thousands of patients who suffer from the targeted disease. Conducted at numerous investigational sites including hospitals and clinics, these trials are designed to establish safety and efficacy as well as the optimal dosing regimen of the drug under study. During Phase III, which generally lasts from one to three years, the new drug is compared with a placebo or with one or more drugs with established safety and efficacy profiles in the same therapeutic category.

       Phase IV - As a condition of granting marketing approval, the Food and
       --------
Drug Administration ("FDA") or other global regulatory agencies, may require a sponsor to conduct additional clinical trials or post-approval trials of the product, monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. Clients also pursue Phase IV trials to enhance such things as product profiles with new claims and dosage regimens to gain comparative marketing information or for health economics and outcomes research. These trials generally last one to four years.

       Regulatory Application - The regulatory filing which is submitted to a
       ----------------------
regulatory agency, such as the FDA or the Medicine Control Agency ("MCA"), is a comprehensive filing that averages over 100,000 pages. It includes manufacturing and animal testing data as well as clinical trial data. The largest portion of the clinical data contained in a regulatory filing is generated during the Phase II and III trials.

       Regulatory Reviews - FDA reviews of filings in the U.S. can last from
       ------------------
several months to several years, while European regulatory review generally lasts 10-18 months in most countries. Regulatory approval is required prior to commercialization. The FDA has been under increasing scrutiny and pressure to shorten its approval process and has accelerated this process by granting expedited approval of lifesaving drugs or drugs for conditions where there is no current treatment.

       Pharmaceutics Services - In parallel with the phases described above, the
       ----------------------
product dose form development process involves formulation development, including placebo and active drug clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing. These services are also being outsourced more extensively as companies increase their efforts to cut costs and time from the development process.

IBAH's Services
---------------

       IBAH's services cover all phases of the drug development process, including formulation development, analytical methodology and stability testing, preclinical through clinical trials, data management and biostatistical services, pharmacoeconomic studies, and regulatory filings.

Preclinical Services

       IBAH offers a full range of preclinical testing services through an alliance with the Laboratory of Pharmacology and Toxicology (LPT), a well-established, experienced, preclinical organization headquartered in Hamburg, Germany. This includes toxicology, carcinogenicity, mutagenicity, reproduction, and pathology studies.

Clinical Program Management

       IBAH provides a broad range of services related to the design and management of clinical programs. These activities include program design strategy for product development to satisfy the regulatory requirements as well as commercial objectives. The services are designed to achieve the client's marketing goals by obtaining regulatory approval with maximum quality, comprehensive product profile and speed to market at an efficient cost. Prior to the commencement of clinical studies, IBAH assists clients in developing specific attributes or design of the program to ensure that key product profile objectives are incorporated into the program's design.

       Once the clinical program has been designed, implementation of clinical studies includes establishing study sites and monitoring the conduct of the studies. IBAH recruits qualified independent investigators to carry out the trials in compliance with applicable regulations and protocols designed for the specific trial. Clinical monitoring includes regular visits to clinical trial sites by IBAH's clinical research associates. The monitoring process focuses heavily on quality control to assure the accuracy and reliability of the data collected and compliance with all applicable requirements.

       The Clinical Services Division's international project management team offers experience in over 35 therapeutic areas and utilizes a Worldwide Operations Database to track study progress.

Data Management, Analysis and Reporting

       Critical to the success of any clinical trial is the assembly, analysis and reporting of data collected. IBAH's cross-disciplinary teams -skilled in data management, biostatistics, computer programming, clinical writing, and regulatory affairs - utilize current data processing equipment and commercial and proprietary software that enable the Company to process, analyze and present vast amounts of data. The field data collected at the study sites is assembled into a database and verified for accuracy of input. The information collected is then analyzed and its statistical significance ascertained.

       Considerable effort is directed toward the goal of having error-free data in regulatory filings, thereby increasing reliability of results and minimizing delays in the approval process.

       IBAH's expertise is applied to create formats, graphics and presentations to meet regulatory requirements and other client needs. Experienced writers work with other members of IBAH's staff to prepare comprehensive interpretive reports on the test results. Proprietary software programs are designed for the client's use so that the database can be supplemented, reorganized and accessed by the client for its own purposes or as requested by the reviewing regulatory agency. The Company also offers a Windows-based Remote Data Entry system which provides flexibility, security and efficiency in managing data generated in clinical studies.

       Preparation of NDAs and comparable foreign regulatory filings is a major undertaking involving complex analyses and presentation of voluminous amounts of data. The time required for review by the FDA or comparable foreign agencies often depends on the manner in which the data is analyzed, organized, and presented in the application. A well prepared filing increases the likelihood for achieving a favorable outcome.

       IBAH has the experience and the resources to assist clients in preparing regulatory filings and in responding to inquiries by the reviewing agency. The regulatory review process normally involves frequent communication between the applicant and the reviewing staff which IBAH can facilitate. IBAH believes that its assistance in the preparation of filings and the completion of the approval process has resulted on occasion in a significant reduction in the time that would have been required for the clients to prepare the filing and complete the review process using only internal staff and facilities.

Regulatory Affairs

       Since Bio-Pharm's inception in 1985, the Company has assisted in the preparation of 47 NDAs, five of which were submitted in 1996, including one of the largest ever filed.

       IBAH provides regulatory consulting services to clients at all stages of the product development process, often beginning before the client has made the initial filing for permission to begin human testing. Consulting engagements focus on such topics as the development plan, protocol design and overall strategy to meet regulatory requirements. In consulting engagements, as in many other types of services, IBAH's personnel work closely with the client's staff to complement the client's expertise and capabilities.

       Increasingly, clients desire approvals in multiple countries. In such cases, IBAH provides global regulatory affairs advice concerning the requirements in each jurisdiction where an application will be made.

       IBAH also consults with clients about manufacturing issues related to regulatory approvals. The principal focus of such consultation is usually compliance with regulatory requirements, including good manufacturing practices, product testing and accountability.

       Clients may enter into multiple contracts at different stages in the development process. Sometimes IBAH's initial contract in connection with a new product covers only consulting services. However, successful consulting projects may lead to contracts for substantial additional services at later stages of the development process.

Pharmaceutics Services

       A fully equipped cGMP facility, specifically designed to carry out clinical supplies manufacturing and formulation services, along with an experienced clinical supply team allows for efficient production of high quality supplies.

       The Company also provides a full range of formulations services including formulation development, analytical methods development, validation and testing, and stability storage and testing.

       Complex logistics are required to package, distribute and account for the large quantities of study drug supplies used in a clinical trial, especially for double-blind studies. For example, IBAH often receives bulk quantities of a study drug and is engaged to render pharmaceutical handling services, or to label, package and distribute a study drug in individual patient packs, sometimes in refrigerated form. In addition, the Company also has the capability to encapsulate solid dosage forms for blinded clinical trials and prepare matching placebos.

Software Development
--------------------

       Through RBI, the Company develops and markets software products for use in clinical development. The software tools are being designed to increase the efficiency of data, archiving, optical imaging, work flow management as well as data clean-up, database consolidation, data analysis and reporting.

Clients and Marketing
---------------------

       IBAH serves a broad range of clients, including most of the major multinational pharmaceutical and biotech companies as well as smaller companies in the pharmaceutical and biotechnology industries. Medical devices and diagnostics increasingly are becoming subject to FDA approval, and manufacturers of such products have been a growing part of IBAH's clientele in recent years. IBAH attempts to develop close ties with its clients and has experienced a high degree of repeat business after a relationship is established.

       Over the last three years, four of IBAH's clients accounted for 10% or more of its revenues in any given year. In 1996, one client accounted for 20.4%; in 1995, two clients accounted for 10.2% and 14.9% respectively; and in 1994, three clients accounted for 10.4%, 13.1%, and 14.7% respectively. These four clients are international pharmaceutical companies with annual revenues exceeding $2 billion.

       Historically, IBAH attracted new clients due to its reputation for speed and quality, recommendations from established clients and the personal efforts of its executives. Although these sources of attracting business remain. IBAH also relies on and utilizes business development professionals in the Company's worldwide locations to obtain new business.

       Marketing efforts also include advertising through direct mail, professional journals and trade publications; exhibiting at industry meetings; distributing newsletters to industry professionals; and speaking engagements and publications by key employees.

Contractual Arrangements
------------------------

       Compensation for services is arranged on a combination of fixed and variable costs. When the costs are variable, the unit price for a particular task is fixed but the volume of such tasks is not. Typically projects have a budget that assumes a number of units for each task, but the client retains the right to alter the scope of the project as it develops.

       When contracts are executed, IBAH typically receives an up-front payment, which is credited against amounts due. Revenue is recognized as work units are performed over the life of the development contract as specified in each client contract. Subsequent billings based on project milestones or other relevant terms such as project effort to date are also specified.

Project Backlog
---------------

       The Company's backlog consists of anticipated revenue from client projects that are presently underway and/or scheduled to begin. Once work under a client project commences, revenue is recognized over the life of the contract. Generally, the Company includes the anticipated revenue on a project in its backlog upon the receipt of a letter indicating the client's intention to proceed or upon receipt of a definitive agreement covering the services.

       In general, the Company's backlog position reflects future potential revenue streams, however, the Company believes that backlog is not a meaningful or consistent predictor of future results. Clinical studies under contracts included in backlog are subject to termination or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the decision to forego a particular study, regulatory issues or production problems resulting in shortages of the drug. Most of the Company's contracts are terminable upon 30 to 60 days' notice by the client. The Company typically is entitled to receive certain fees for winding down a study which is terminated early or delayed.

       IBAH's project backlog, in net revenue, as of December 31, 1996, was $91.5 million, a 34% increase over the year-end 1995 of $68.5 million. Backlog as of December 31, 1996 includes backlog resulting from the THG acquisition.

Competition
-----------

       IBAH competes against other full service CROs. The CRO industry is highly fragmented, with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. Based on data assembled from various sources, industry analysts estimate that IBAH ranks sixth worldwide measured in terms of 1996 revenue from CRO activities. IBAH believes that it has among the largest CRO staffs in the European market. International business accounted for approximately 37% of the Company's 1996 CRO net revenue.

        IBAH believes that clients choose a CRO based on several factors including reputation, references from existing clients, the client's relationship with the CRO, experience with the particular type of project and/or therapeutic area of clinical development, the ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services required by the client. IBAH believes that it competes favorably in these respects. While the fee structure is an important consideration, IBAH believes more important factors in its business growth have been its experience, reputation and capability to render a broad range of services worldwide in a timely and professional manner. The Company believes it is price-competitive with the largest, full service CROs.

        For many potential contracts, the client's threshold question is whether to perform specific tasks internally or outsource them to a CRO. Various economic, philosophic, cultural and organizational factors affect the decision to use a CRO. IBAH believes that the trend toward greater outsourcing to CROs will continue worldwide.

Foreign Currency
----------------

       The Company contracts with clients in various foreign currencies and conducts its actual work with clients typically in multiple countries for each major contract. Such activities can give rise to potential gains or losses on specific transactions between countries where the work is conducted, which to date have not been material. As the Company continues to grow internationally there will be a currency risk, either favorable or unfavorable, when translating foreign results into U.S. dollars.

Potential Liability and Insurance
---------------------------------

       To manage its potential liability, IBAH purchases insurance and seeks indemnity provisions in its contracts with clients and, in some cases, with investigators with whom it contracts on behalf of clients. The contractual indemnities generally do not protect IBAH against certain of its own actions such as those involving its negligence or misconduct. These indemnities are subject to negotiation with individual clients and investigators, and their terms and scope vary. While most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities generally is not secured. Therefore, IBAH bears the risk that an indemnifying party may not have the financial ability to fulfill its obligations. In some circumstances, IBAH indemnifies and holds harmless investigators and its clients against liabilities incurred by them due to the actions or inactions of IBAH. The Company currently maintains professional liability insurance which covers all areas worldwide where IBAH does business. IBAH could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an indemnity claim against it or in connection with a claim that is outside the scope of an indemnity in IBAH's favor, or beyond the level of insurance coverage, or where an applicable indemnity in its favor is not performed in accordance with its terms.

       Each physician-investigator retained by IBAH on behalf of a client must agree to exercise independent medical judgment to serve the patient's interests and medical needs, consistent with the patient's informed consent to participate in the study. In some instances, this undertaking may obligate the investigator to remove a patient from the study. IBAH does not assume the responsibility to make medical determinations on patient management.

       IBAH believes that the risk of liability from patients in clinical trials is mitigated by various regulatory requirements, including the role of Institutional Review Boards ("IRB", an independent committee that includes both medical and non-medical personnel) and the need to obtain each patient's informed consent. The FDA requires clinical trials to be reviewed and approved by an IRB. An IRB is obligated among other duties, to protect the interests of patients enrolled in a trial.

Employees
---------

        As of December 31, 1996, IBAH had 755 full-time equivalents, most of whom were employed on a full-time basis. IBAH's staff includes many experts with advanced training in a wide variety of disciplines, including approximately 28 medical doctors and 44 people holding Ph.D. degrees in the life sciences, biostatistics, or other related fields. IBAH conducts its own training program for its clinical research associates, which includes both in-house activities and supervised field training. Most of the executives and senior managers had significant experience with pharmaceutical or biotechnology companies before joining IBAH.


Forward-Looking Information
---------------------------

        This document contains, and other materials filed or to be filed by IBAH with the Securities and Exchange Commission (the "Commission"), as well as information included in oral statements or other written statements made or to be made by IBAH, contain or will contain or include, disclosures which are forward-looking statements. These forward-looking statements address among other things, strategic initiatives based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; loss or delay of large contracts for regulatory or other reasons; acquisition activities (including uncertainties associated with projecting the synergies to be gained by the 1996 acquisitions or the ability to close any 1997 acquisitions); competition or consolidation within the pharmaceutical industry; fluctuations in foreign currency; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of IBAH.


Item 2. Properties
------  ----------

        IBAH's principal offices and facilities, which occupy approximately 85,000 square feet of space in Blue Bell, Pennsylvania, are leased for a term expiring in 2000. The Company also has leases covering approximately 27,000 square feet of space near Frankfurt, Germany, approximately 20,000 square feet (a small portion of which is subject to a long-term lease) in Chippenham, England, and smaller offices in or near Basel, Switzerland; Paris, France; Brussels, Belgium; Sydney, Australia; Prague, the Czech Republic; Barcelona, Spain; Copenhagen, Denmark; Durham, North Carolina; San Francisco, California; Chicago, Illinois; Minneapolis, Minnesota; and Parsippany, New Jersey. IBAH considers its current space to be adequate for its operations. Its leases generally reflect market rates in their respective geographic areas.

        The Pharmaceutics Services Division's drug development services unit is headquartered in suburban Philadelphia, where it leases approximately 20,000 square feet of office and laboratory space pursuant to a five-year noncancelable operating lease that expires in December, 1998. To accommodate growth, this division recently signed a lease for 124,000 square foot facility in the same area as its current facility. The division expects to phase in operations in this new facility over the next several years, beginning in the second quarter of 1997.


Item 3.  Legal Proceedings
------   -----------------

        The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        On December 26, 1996 proxies were mailed to the Company's security holders in connection with a Special Meeting of the Stockholders held on February 5, 1997. The meeting was held to consider a proposal to approve the Company's 1997 Equity Compensation Plan (the "Plan").

        The Plan provides for the grant of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") (collectively, "Options") to designated employees, including employee members of the Board of Directors, key advisers who render bona fide services to the Company (but not in connection with the offer or sale of securities in capital-raising transactions), and non-employee directors (there are approximately seven non-employee directors) (collectively, "Participants"). Only employees are eligible to receive grants of ISOs under the Plan. Those Participants to receive Options are selected by a committee composed of two or more persons who are appointed by the Board of Directors and who are not employees of the Company (the "Committee"). All Options granted to non-employee directors must be ratified or approved by the Board of Directors.

        The maximum number of shares of Common Stock which may be issued by the Company under the Plan is 1,500,000 and the maximum number of shares any individual may receive under the Plan during a calendar year is 200,000.

        The Plan was approved by the stockholders with a vote of 16,744,052 shares in favor of the proposal, 2,313,074 against and 7,055 abstaining.


Item 4(a). Directors and Executive Officers of the Registrant
---------  --------------------------------------------------

        Set forth below is information concerning directors and executive officers of the Company.

        Name                                   Age    Position
        ----                                   ---    --------
        Ernst-Gunter Afting, Ph.D., M.D.       54     Director
        Victor J. Bauer, Ph.D.                 61     Director
        Edwin A. Bescherer, Jr.                63     Director
        Mark K. Brunhofer                      31     Corporate Controller
        Winston J. Churchill, J.D.             56     Chairman of the Board and Director
        John H. Dillon, II                     54     Executive Vice President, Worldwide Corporate
                                                      Development
        Martyn D. Greenacre                    55     Director
        Judith L. Hardardt                     58     Director
        Geraldine A. Henwood                   44     Chief Executive Officer and Director
        David Jackson, M.D.                    50     President, U.S. CRO
        Sidney Jevons, Ph.D.                   53     Chairman, U.K., Executive Vice President,
                                                      International Development and Director
        Sandra Panem, Ph.D.                    50     Director
        John Santoro                           41     President, Bio-Pharm Pharmaceutics
                                                      Services, Inc.
        Richard L. Sherman, J.D.               50     Director
        Leonard F. Stigliano                   49     Chief Financial Officer

                  Certain Biographical and Other Information
                  ------------------------------------------
           Regarding Directors and Executive Officers of the Company
           ---------------------------------------------------------

        Dr. Afting has served as a director since June, 1996. From 1995 to the present, Dr. Afting has been president of GSF -National Research Center for Environmental Health - in Munich, one of the largest governmental research centers in Germany. He is a member of the advisory committee "Science, Technology and Innovation (section biotechnology)" to the German Chancellor Kohl. Dr. Afting has also served as a Professor and Member of the Medical Faculty at the University of Gottingen from 1978 to the present. From 1993 to 1995, Dr. Afting was President and Chief Executive Officer of Roussel UCLAF in Paris, France, a subsidiary of Hoechst AG, Frankfurt, Germany. Dr. Afting held various positions within Hoechst AG from 1988 to 1993, including Head of Pharmaceutical Division and Chairman of Divisional Board, and Head of Worldwide Pharmaceutical Research and Member of Divisional Pharma Board. Dr. Afting received an M.D. and Ph.D. in Chemistry from the University of Freiburg/Breisgau. Dr. Afting is a member of the Board of Directors of Medigen, Morphosys, Sequenone, Prolifix and Titan Pharmaceuticals Inc.

        Dr. Bauer has served as a director since the Merger in April, 1994. In February, 1997, Dr. Bauer became Executive Director, Iloperidone at Titan Pharmaceuticals Inc., the parent company of Theracell, Inc. where Dr. Bauer serves as Chairman. Before he assumed his role at Titan, Dr. Bauer had been a self-employed consultant to companies in the pharmaceutical and biotechnology industries since December, 1992. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc., where he served as President from 1988 through 1992. Dr. Bauer is a director and Trustee of the New Jersey Symphony Orchestra, serving as Vice-Chairman of its Board. Dr. Bauer received a Ph.D. in Organic Chemistry from the University of Wisconsin.

        Mr. Bescherer has served as a director since March, 1996. He spent 17 years at The Dun & Bradstreet Corporation where he was the Chief Financial Officer for 14 years, including the last eight years as an Executive Vice President. Prior to joining Dun & Bradstreet, Mr. Bescherer spent twenty-three years at General Electric in a variety of senior finance and management roles.

        Mr. Brunhofer has been the Corporate Controller of IBAH since December, 1995 serving as the Principal Accounting Officer as well from June, 1996 to the present. From the Merger in April, 1994 through December, 1995, Mr. Brunhofer held the position of U.S. Controller of IBAH. From April, 1993 through the Merger, he was the Controller of Bio-Pharm Clinical Services, Inc. From 1987 through 1993, he progressed from Staff Accountant, then Senior Accountant to Audit Manager in the Philadelphia office of Arthur Andersen LLP. Mr. Brunhofer is a certified public accountant.

        Mr. Churchill has served as Chairman of the Company from its inception in January, 1990. He has been President of Churchill Investment Partners, Inc. ("CIP"), a private investment firm, since 1989. From 1984 to 1989, Mr. Churchill was a general partner of Bradford Associates, a private investment firm in Princeton, New Jersey. Prior to that time, he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul for sixteen years and was a member of the Executive Committee. Mr. Churchill received an M.A. in Economics from Oxford University, where he studied on a Rhodes Scholarship, and a J.D. from Yale Law School. Mr. Churchill is also Chairman of the Board of Directors of Central Sprinkler Corporation; and a director of Geotek Communications, Inc., and Tescorp, Inc.

        Mr. Dillon has served as Executive Vice President, Worldwide Corporate Development since January, 1997 and from June, 1995 through December, 1996 he served as Executive Vice President, Worldwide Business Development. From June, 1994 to June, 1995 he served as Senior Vice President, Corporate Development. Immediately prior to joining IBAH, Mr. Dillon served as CEO, Research Data Corporation ("RDC"), a company providing data management and software development services for the pharmaceutical industry. Mr. Dillon also served as Senior Vice President, Corporate Development for RDC from 1991-1992. Prior to joining RDC, Mr. Dillon was employed for 22 years at SmithKline Beecham Corporation and its predecessors, most recently as Vice President, Worldwide Business Development for the Pharmaceutical Division. Mr. Dillon received an M.B.A. from the Wharton School at the University of Pennsylvania.

        Mr. Greenacre has served as a director since the Merger in April, 1994 and has been President and Chief Executive Officer of Zynaxis, Inc., a therapeutics research firm, since March, 1993. From July, 1989 through June, 1992, Mr. Greenacre was Chairman - Europe Pharmaceuticals of SmithKline Beecham plc. Health Care. Prior to that time, he was Vice President - Europe Pharmaceuticals for SmithKline Beecham Health Care. Mr. Greenacre serves on the Board of Directors of Cephalon, Inc., Zynaxis, Inc., Creative Biomolecules, Inc. and Genset, Inc.

        Ms. Hardardt has served as a director since the acquisition of The Hardardt Group ("THG") on October 1, 1996. Ms. Hardardt was the founder of THG and has served as its President since its inception in 1989. Prior to starting THG, Ms. Hardardt worked as a consultant to the pharmaceutical industry and held a variety of management positions with Janssen Pharmaceutica Inc.

        Ms. Henwood has served as a director since July, 1992 and has been the President and Chief Executive Officer of IBAH since the Merger in April, 1994. She was the founder, Chairman of the Board, Chief Executive Officer and President of Bio-Pharm from its inception in 1985 until the date of the Merger. Prior to founding Bio-Pharm, Ms. Henwood held a variety of management positions with predecessors of SmithKline Beecham Corporation.

        Dr. Jackson has served as President of the U.S. CRO since September, 1996. From the date of the Merger until he assumed the position of President, Dr. Jackson served as the Chief Medical Officer of the Company. For a brief period before the Merger he was President and Chief Executive Officer of Affinity. From 1988 to 1994, Dr. Jackson held the position of Vice President of Clinical Research with Janssen Research Foundation.

        Dr. Jevons has served as a director since the Merger in April, 1994. Since the acquisition of EPIC by Bio-Pharm and the subsequent Merger, Dr. Jevons has served the Company as President of European operations, Managing Director, U.K. Operations, and, as of April 1, 1996, Chairman, U.K. and Executive Vice-President of International Development. Prior to that time, Dr. Jevons was the Managing Director of EPIC, which he co-founded in 1989. From 1985 until 1989, he held senior management positions, including Chief Operations Officer, at a major international CRO, Institute of Clinical Pharmacology. Prior to that time, he held senior positions in both research and product development with Pfizer, Inc. of the U.K. Dr. Jevons has a Ph.D. in biochemistry from the University of Liverpool.

        Dr. Panem has served as a director since July, 1995. She is currently the President of Vector Fund Management, L.P., the asset management affiliate of Vector Securities International, Inc., specializing in the emerging life sciences and health care industries. Prior to joining Vector Fund Management in 1994, Dr. Panem served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund. Prior to Oppenheimer, Dr. Panem was Vice President at Salomon Brothers Venture Capital. She received a B.S. in biochemistry and a Ph.D. in microbiology from the University of Chicago. Dr. Panem serves as a director of Madek Biosciences Corp., Synaptic Pharmaceutical Inc., Healthtech Services Corp. and Molecular Informatics Inc.

        Mr. Santoro has been responsible for the Pharmaceutics Division of IBAH since April, 1994 and currently holds the position of President, Bio-Pharm Pharmaceutics Services, Inc. Prior to the Merger, Mr. Santoro was Vice President of Bio-Pharm Clinical Services. In that position he was responsible for data management and computer systems. From 1976 to 1987, he held various consulting positions with a number of Fortune 500 companies related to data management and computer systems.

        Mr. Sherman has served as a director since 1993. He is the founding principal of QED Technologies, a business consulting group founded in November, 1992. He is also a Principal of CIP Capital Management, Inc., the general partner of CIP Capital, L.P., a private investment fund. From 1976 through June, 1989, Mr. Sherman held several positions with SmithKline Beecham Corporation and its predecessors, including Deputy General Counsel. Before founding QED, Mr. Sherman was a partner with the firm of Pepper, Hamilton & Scheetz, where his practice focused on international and domestic commercial transactions, technology transfer and business counseling, with particular expertise in pharmaceuticals, medical devices, biotechnology and other healthcare technologies. Mr. Sherman is member of the Board of Directors of Sparta Pharmaceuticals, Inc.

        Mr. Stigliano joined IBAH as Chief Financial Officer in June, 1995. From 1991 until the time he joined the Company, Mr. Stigliano had been Chief Financial Officer of Chemex Pharmaceuticals, Inc., a pharmaceutical development company specializing in dermatology research. Prior to that time Mr. Stigliano spent nine years with Technicon Instruments Corporation, Inc., a diagnostic company which developed and marketed blood analyzers for clinical laboratories where he held several positions including Senior Vice President, Finance & Business Development and President, North America.

                                    PART II
                                    -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------  ---------------------------------------------------------------------

        The Company's Common Stock is traded in the NASDAQ National Market under the symbol "IBAH." On March 11, 1997, the closing quotation for the Common Stock was $7.125. As of March 11, 1997, there were approximately 273 holders of record of the Company's Common Stock and the Company estimates there were approximately 1200 beneficial stockholders.

        The following table sets forth the high and low bid quotations of the Company's Common Stock in the over-the-counter market by quarter for 1995 and 1996, as reported by NASDAQ. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

                                BID QUOTATIONS
                                --------------

1995                                 HIGH                                 LOW
----                                 ----                                 ---
First Quarter                        2 7/8                                2
Second Quarter                       2 7/8                                1 3/4
Third Quarter                        4 1/4                                2
Fourth Quarter                       6 3/8                                3 1/2

1996
----
First Quarter                        7                                    5 1/2
Second Quarter                       8 5/8                                6 1/4
Third Quarter                        8                                    5 1/2
Fourth Quarter                       8 1/4                                5 3/4

        The Company has never declared or paid a cash dividend on its Common Stock and has no present plans to pay cash dividends to its stockholders and, for the foreseeable future, intends to retain all of its earnings, if any, for use in its business. The declaration of any future dividends by IBAH is within the discretion of its Board of Directors and will be dependent on the earnings, financial condition and capital requirements of IBAH as well as any other factors deemed relevant by its Board of Directors.

Item 6. Selected Financial Data
------  -----------------------

                                  IBAH, INC.
                                  ----------
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                        Year Ended December 31,
                                             ---------------------------------------------------------------------------------

                                                   1992           1993              1994/1/           1995          1996/2/
                                             --------------  --------------    --------------   --------------  --------------
Statement of Operations Data:

Revenues                                        $  18,048       $  25,584         $  50,132        $  56,985      $  82,609
  Less - Reimbursed Costs                           4,729           7,799            16,512           14,119         20,453
                                                ---------       ---------         ---------        ---------      ---------
         Net revenues                              13,319          17,785            33,620           42,866         62,156

Operating expenses                                 13,083          19,042            53,503/3/        45,768         61,591/3/
                                                ---------       ---------         ---------        ---------      ---------
Operating income (loss)                               236          (1,257)          (19,883)          (2,902)           565

Interest income (expense)                             (58)           (263)              (86)            (111)           475
                                                ---------       ---------         ---------        ---------      ---------
Income (loss) from continuing operations              178          (1,520)          (19,969)          (3,013)         1,040

Loss from discontinued operations/4/                    -               -            (1,245)          (1,546)             -
                                                ---------       ---------         ---------        ---------      ---------
Income (loss) before income taxes                     178          (1,520)          (21,214)          (4,559)         1,040
Income taxes                                            -               _                 -                -             60
                                                ---------       ---------         ---------        ---------      ---------
        Net income (loss)                       $     178       $  (1,520)        $ (21,214)       $  (4,559)     $     980
                                                =========       =========         =========        =========      =========

Income (loss) per share/5/
  Continuing Operations                         $    0.02       $   (0.15)        $   (1.66)       $   (0.21)     $    0.04
  Discontinued Operations                               -               -             (0.10)           (0.11)             -
                                                ---------       ---------         ---------        ---------      ---------
        Income (loss) per share                 $    0.02       $   (0.15)        $   (1.76)       $   (0.32)     $    0.04
                                                =========       =========         =========        =========      =========

                                                                            December 31,
                                          ------------------------------------------------------------------------------------
                                                   1992           1993              1994              1995          1996
                                                ----------     ----------        ----------        ----------    ----------
Balance Sheet Data:

Cash, cash equivalents and investments          $      11       $   2,027         $   4,357        $   8,321      $  20,823
Working capital                                       435           1,985             2,122            4,640          9,206
Total assets                                        7,358          11,863            30,572           39,525         92,126
Long-term debt/6/                                     620           4,582             4,098            3,503          3,261
Retained earnings (accumulated deficit)/3/            594          (1,064)          (21,214)         (25,773)       (24,793)
Stockholders' equity (deficit)                        738            (924)            8,882           11,473         49,556

The Company has paid no cash dividends since its inception.

(1) Includes, for the year ended December 31, 1994, the acquisition of EPIC which closed on January 4, 1994, and the merger with Affinity Biotech, Inc., which took place on April 27, 1994.
(2) Includes, for the year ended December 31, 1996, the acquisition of RBI which closed on July 18, 1996, and the acquisition of THG which closed on October 1, 1996.
(3) Includes a non-recurring charge of $18.3 million for acquired research and development in connection with the Affinity merger in 1994 and $510,000 of acquired research and development in connection with the RBI acquisition in 1996.
(4)   Represents the divestiture of the Drug Delivery Services Division. See
      Note 5 of the Notes to Consolidated Financial Statements.
(5)   See Note 2 of the Notes to Consolidated Financial Statements.
(6)   Includes both current and long-term portions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operation
------------


Overview
--------

        The Company began operations in December 1985, through its predecessor Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), and has achieved its growth through internal development and acquisitions.

        The Clinical Services Division, the core of IBAH, is a full service CRO that serves the pharmaceutical, biotechnology, medical device and diagnostics industries in accelerating the development and commercialization of new products worldwide. This division's primary services are designing product development programs, managing pre-clinical studies, design and conduct of clinical trials, clinical data management and biostatistical analysis, writing reports of study findings, health economics analysis and post-marketing studies, and regulatory affairs.

        This division began operations in December, 1985 and derives its revenues by providing services on a contractual basis to its clients. The division's worldwide staff is based in offices in the United States, Germany, United Kingdom, Switzerland, France, Belgium, Spain, the Czech Republic, Denmark and Australia. Through a joint venture with a Russian company, IBAH also operates an office located in Russia. With its current operations in Europe, the Company is positioned to service all of Western and Eastern Europe, including Russia. Additional locations, demonstrated by the Company's recent signing of a definitive agreement to purchase one of the leading CROs in Australia, will be evaluated based on client needs.

        Overall, the Company has grown its international business significantly over the past several years to approximately 37% of 1996 worldwide CRO net revenues. While the growth of its international organization has taken significant management and financial resources, the Company believes that the CRO industry is increasingly a global service industry. Accordingly, the ability to perform clinical services and ancillary services on a global basis is a strategic focus of the Company.

        In October, 1996, the Company acquired THG, a CRO focusing on clinical trials management and clinical monitoring. THG, which has been integrated into the Clinical Services Division, adds critical mass and management talent to the Company, enhancing its ability to obtain and perform large clinical trials. The Company also signed a definitive agreement to purchase one of the leading Australian CROs, Pharmaco Pty., Ltd., ("Pharmaco"), on February 28, 1997. Pharmaco's 1996 revenues were approximately $1.2 million. The closing of this acquisition is contingent upon the completion of due diligence. Once the acquisition of Pharmaco is completed, the Company plans to integrate its operations with the Company's current Australian office, adding depth and strength to IBAH's Australian and Pacific Rim capabilities.

        In July, 1996, the Company acquired RBI, a data management and software company. RBI develops and markets software to increase the speed and efficiency of clinical development. The RBI acquisition adds additional tools that are designed to enhance the processing and analysis of clinical trials data for IBAH and its clients. RBI offers software tools ranging from archiving, optical imaging and work flow processing software to tools that facilitate data clean up, data pooling and data reporting.

        The Pharmaceutics Services Division was acquired through the Merger and provides traditional product formulation and analytical, stability and other manufacturing related services (the manufacture of trial drugs, among others) to the same market as the CRO division. This division performs process development for manufacturing, manufacture of dose forms for clinical trials, testing of dose forms for shelf life stability and conformance with product specifications and other chemical and physical properties required in drug development and registration. The division operates from a manufacturing and office facility located in suburban Philadelphia. The Company believes the demand for this division's services will continue to grow as more companies look to out-source pharmaceutical services.

        The Company contracts with clients in various foreign currencies and typically conducts its actual work with clients in a number of different countries for each major contract. Such activities can give rise to potential gains or losses on specific transactions between countries where the work is conducted, which to date have not been material. The Company's International operations give rise to a currency risk, either favorable or unfavorable, when translating results into U.S. dollars. However, since the Company's service contracts are based in local currency, typically in the country where the client contracts the work, there is additional currency exposure either favorable or unfavorable within the International CRO in the form of transaction gains or losses between currencies. For these types of transactions, the Company may consider foreign currency hedging as a mechanism to protect exposures in a given currency as they relate to foreign or U.S. dollar currency.


Results of Operations
---------------------

        The historical Consolidated Statements of Operations, as presented on page F-4, for the years ended December 31, 1994, 1995 and 1996, include the businesses acquired from their respective dates of acquisition, as follows:


         Business                  Date of  Acquisition                            Months Included
       ------------            ----------------------------                -------------------------------
                                                                       1994             1995              1996
                                                                       ----             ----              ----
EPIC                                   January 4, 1994                Twelve           Twelve            Twelve
Affinity                               April 27, 1994                  Eight           Twelve            Twelve
Resource Biometrics                    July 18, 1996                    --               --               Five
The Hardardt Group                     October 1, 1996                  --               --               Three



Year ended December 31, 1996 as compared to December 31, 1995

        Revenues earned from client projects are recognized on a percentage of completion basis generally related to units of work or hours of completed project work. For clinical studies, the CRO typically contracts on behalf of its clients with third party independent investigators, usually physicians, and with other third party providers of laboratory services or other specialized services. These costs are passed through to clients, and in accordance with the Company's policy are included in total revenues, but not in its net revenues.

        Total revenues in 1996 were $82,609,000, an increase of 45.0% over 1995 results. Net revenues were $62,156,000 for the year ended 1996, an increase of 45.0% over the comparable 1995 period, the rate of growth being identical to that of total revenues. Excluding acquisitions, internal revenue growth was 34.6%, while net revenue growth was 33.9%. The increase in net revenues was principally due to the growth of the U.S. CRO business (an increase of 50.5%, although without the THG and RBI acquisitions the increase was 30.2%); dramatic growth in the Pharmaceutics business (an increase of 131%); and continued growth in the International CRO (an increase of 24.1%). The increase in net revenues from year to year reflects the continued growth in outsourcing of CRO services by pharmaceutical and biotechnology companies as well as the benefit of the THG and, to a lesser extent, the RBI acquisitions.

        Direct expenses were $30,960,000, or 49.8% of net revenues in 1996 as compared to 55.6% of net revenues in 1995. As a result, direct expenses increased by 29.8% in 1996 over 1995, while net revenues increased by 45.0% for the same period. Excluding acquisitions, direct expenses increased 19.5%. The improvement in the ratio of direct expenses was made in all operating units, principally in the Pharmaceutics Services Division, where additional volume increased the utilization of capacity in this division, hence the improvement in margins. Direct expenses are classified as those expenses that are directly related to revenue producing departments.

        Selling, general and administrative expenses were $30,121,000, or 48.5% of net revenues as compared to a 1995 ratio of selling, general and administrative expenses to net revenues of 51.1%. Accordingly, selling, general and administrative expenses increased by 37.4% as compared to net revenue growth of 45.0%. Excluding acquisitions, selling, general and administrative expenses increased 26.0%. The amortization of goodwill for the THG and RBI acquisitions account for 1.6% of the 1996 increase. Total depreciation and amortization expenses included in this figure were $2,988,000 in 1996 as compared to $2,003,000 in 1995. The improvement in the ratio of selling, general and administrative expenses as a percentage of net revenues was principally due to spreading these expenses over a larger business volume.

        Non-recurring acquired research and development expense in 1996 was $510,000 versus no equivalent expense in 1995. The non-cash charge incurred in 1996 was directly related to the acquisition of RBI, accounted for as a purchase transaction. This charge represents the portion of the RBI purchase price allocated to software research and development.

        Accordingly, total operating expenses in 1996 were $61,591,000, or 99.1% of net revenues as compared to operating expenses in 1995 that exceeded net revenues. Without the non-recurring acquired research related to the acquisition of RBI total expenses were 98.3% of net revenues.

        In 1996, the Company reported consolidated operating profit for the first time since being a public company of $565,000 ($1,075,000 from continuing operations if the acquired research from the acquisition of RBI is excluded) as compared to an operating loss from continuing operations of $2,902,000 in 1995. The substantial improvement in operating results was principally due to the continued improvement in operating results for the U.S. CRO as well as the maturation of the Pharmaceutics Services Division from a loss in 1995 to a profit in 1996. Operating results from continuing operations improved once again by quarter during 1996 as follows: first quarter-operating loss of $242,000; second quarter-operating profit of $14,000; third quarter-operating profit of 389,000 (excluding the $510,000 RBI acquired research and development charge); and fourth quarter-operating profit of $914,000.

        Interest income, net of interest expense, was $475,000 in 1996 as compared to net interest expense of $111,000 in 1995. The improvement from a net interest expense to a net interest income position from 1995 to 1996 was principally due to the improvement in operating results from a loss in 1995 to a profit in 1996, and the successful completion of a public equity offering in April 1996 which netted the Company $18 million. The net cash improvement due to the public offering was partially offset in October 1996 by the $14 million cash portion of the THG acquisition.

        There were no losses associated with discontinued operations in 1996. In 1995, losses from discontinued operations were $1,546,000, due entirely to the Drug Delivery business which was divested in July, 1995.

        Income taxes were $60,000 in 1996 and were related to state income taxes due from profitable operations in the U.S. There were no federal income taxes in 1996 as the Company had sufficient net operating loss carryforwards to offset any federal taxes due on U.S. profits.

        Net income for 1996 was $980,000, or $.04 per share as compared to a loss from continuing operations in 1995 of $3,013,000, or $.21 per share. If the one-time charge for acquired research related to the RBI acquisition were eliminated, net income was $1,490,000 or $.06 per share.

                      DIVISIONAL STATEMENT OF OPERATIONS
                      ----------------------------------
                      Comparison of 1995 and 1996 Results
                           (in thousands of dollars)


                                    U.S. CRO(1)               International CRO        Pharmaceutics             Consolidated
                                   -------------              -----------------        -------------             ------------

                                 1995       1996           1995         1996          1995          1996        1995        1996
                                 ----       ----           ----         ----          ----          ----        ----        ----
Net Revenues                  $23,428    $35,260        $16,844      $20,895       $ 2,594       $ 6,001     $42,866     $62,156
Operating expenses:
   Direct expenses             11,794     16,859          9,088       10,686         2,965         3,415      23,847      30,960
   S,G & A                     10,721     15,232         10,192       12,897         1,008         1,992      21,921      30,121
   Non-recurring item -
    acquired research
    and development                 -        510              -            -             -             -           -         510
                              -------    -------        -------      -------       -------       -------     -------     -------
Operating income (loss)
                              $   913    $ 2,659        $(2,436)     $(2,688)      $(1,379)      $   594     $(2,902)    $   565
                              =======    =======        =======      =======       =======       =======     =======     =======

The information present in the above table does not purport to be indicative of future results of operations.

(1) Includes the operating results of RBI since the July 18, 1996 acquisition date and that of THG since the October 1, 1996 acquisition date.

           Net revenues for the U.S. CRO were $35,260,000 in 1996, an increase of 50.5% over 1995. Internal growth in 1996 over 1995 was 30.2% (excluding the THG and RBI acquisitions whose results are included only since acquisition). Both direct and indirect expenses improved as a percentage of net revenue due to operational efficiencies, the completion of a major project, and the leveraging effect of incremental increases in revenue volume. As a result, operating profit before the one-time RBI acquired research and development charge improved to 9.0% of net revenues, an improvement of 247% over 1995.

           International net revenues were $20,895,000 in 1996, an increase of 24.1% over 1995 results. While revenue volume increased, the operating loss of $2,688,000 of this division was essentially the same year over year. The performance in 1996 was negatively impacted by the Company's largest project being placed on hold during the middle of 1996. This hold status was due to certain regulatory issues surrounding the drug and out of the control of the Company. As a result, the Company was not able to earn significant revenues from this project in the second half of 1996, while staff had been recruited and dedicated to this project. In early January, 1997 the project was taken off hold status and the Company commenced work on this project in late first quarter of 1997, the scope of which is expected to increase quarterly during 1997.

           The Pharmaceutics Services net revenues were $6,001,000 in 1996, an increase of 131% over 1995. The improvement resulted from the continued demand for outsourcing of these services and the fact that 1995 was the first full year of operation. By utilizing more of its facility's capacity, the division was able to record operating profit of $594,000, or 9.9% of net revenues in 1996, as compared to an operating loss of $1,379,000 in 1995.

Year ended December 31, 1995 as compared to December 31, 1994

          Total revenues in 1995 were $56,985,000, an increase of 13.7% over 1994. Net revenues in 1995 were $42,866,000, an increase of 27.5% over 1994. The increase in net revenues was principally due to the dramatic growth recorded by the Company in its European operations which increased due to research and development out-sourcing by European pharmaceutical companies. In addition, the Pharmaceutics Division increased net revenue by 266% to $2,594,000 in 1995 as 1994 was a start-up year. Net revenues in 1995 represented the first full year of operations for this division.

          Direct expenses were $23,847,000 in 1995, or 55.6% of net revenues as compared to 57.5% of net revenues in 1994. As a result, direct expenses increased 23.3% in 1995 over 1994, while net revenues increased 27.5%. The improvement in the ratio of direct expenses was made in the CRO where volume increases in the International CRO and efficiency improvements overall increased margins. These improvements were slightly offset by the Pharmaceutics Services Division where direct expenses were higher than revenues because the division was still maturing and its facility was not fully utilized.

          Selling, general and administrative expenses were $21,921,000, or 51.1% of net revenues, an increase from 47.2% of net revenues in 1994. Overall, selling, general and administrative expenses increased 38.2% in 1995 over 1994 due to increased expenses in the U.S. CRO. The increase in U.S. CRO expenses was offset by a decrease, as a percentage of net revenues, in the International CRO and the Pharmaceutics Services Division. The increase in the U.S. CRO expenses was largely related to corporate expenses as 1995 was the first full year as a public company. Offsetting this increase were decreases in the percentage of net revenues in both the International CRO and the Pharmaceutics Services Division, due to significant revenue growth from year to year.

          Non-recurring acquired research and development expense of $18,297,000 was recorded in 1994. This amount represents the excess of the Affinity purchase price over the estimated fair value of the net assets acquired.

          Total operating expenses were $45,768,000, an increase of 30.0% over total operating expenses (excluding the one-time Affinity acquired research and development charge) in the prior year.

          Net operating loss in 1995 was $2,902,000 as compared to a loss of $19,883,000 in 1994. Excluding the one-time Affinity acquired research and development charge in 1994, the 1994 operating loss was $1,586,000, resulting in an increase in operating loss of $1,316,000 in 1995 over 1994. The increase in operating loss was due to increases in administrative expenses in the U.S.
CRO business because of inflation factors and increases in corporate overhead.

          Net interest expense was $111,000 in 1995 due principally to cash requirements to fund losses in the International CRO, Pharmaceutics Services and Drug Delivery divisions in the first half of 1995. In July, 1995, the Drug Delivery business was divested and in August, 1995, the Company raised $7 million in a private equity financing (See Notes 4 and 5 to Notes to Consolidated Financial Statements for details). In 1994, the Company recorded net interest expense of $86,000.

          Loss from discontinued operations was $1,546,000 in 1995 as compared to $1,245,000 in 1994. This loss was entirely attributed to the Drug Delivery business which was divested in July, 1995. The financial statements for all periods have been restated to eliminate this business and indicate net losses from discontinued operations as a separate line-item in the statement of operations. The 1995 loss reflected loss from operations for the first seven months of 1995 as well as reserves for reasonably anticipated expenses resulting from the sale of this division.

          Net loss for 1995 was $4,559,000 in 1995 as compared to a loss of $21,214,000 in 1994. Excluding the one-time Affinity acquired research and development charge, the 1994 net loss was $2,917,000.

                      DIVISIONAL STATEMENT OF OPERATIONS
                      ----------------------------------
                      Comparison of 1994 and 1995 Results
                           (in thousands of dollars)


                                        U.S. CRO               International CRO           Pharmaceutics            Consolidated
                                        --------               -----------------           -------------            ------------

                                    1994         1995         1994          1995         1994        1995          1994      1995
                                    ----         ----         ----          ----         ----        ----          ----      ----
Net Revenues                     $23,849      $23,428      $ 9,062       $16,844      $   709      $ 2,594     $ 33,620     $42,866

Operating expenses:
   Direct expenses                13,268       11,794        5,304         9,088          771        2,965       19,343      23,847
   S,G & A                         9,497       10,721        5,552        10,192          814        1,008       15,863      21,921
   Non-recurring item -
     acquired research
     and development              18,297                         -             -            -            -       18,297           -
                                ========      -------      -------       -------      --------     -------     --------    --------
Operating income (loss)
                                $(17,213)     $   913      $(1,794)      $(2,436)     $  (876)     $(1,379)    $(19,883)   $ (2,902)

                                ========      =======      =======       =======      ========     =======     ========    ========

The information present in the above table does not purport to be indicative of future results of operations.

          Net revenues for the U.S. CRO were $23,428,000 in 1995, a decrease of 1.8% over 1994 net revenues. The slight decline in revenues was largely due to delays in several major projects. Direct expenses as a percentage of net revenues decreased in 1995 to 50.3% from 55.6% in 1994. The decrease was a result of cost reduction measures due to lower than anticipated revenue volume growth. Selling, general and administrative expenses, after allocation of corporate expenses to other business units, increased in 1995 to 45.8% of net revenues from 39.8% in 1994. The increase was principally due to increased corporate expenses as 1995 represented the first full year as a public Company.

          International CRO net revenues were $16,844,000, an increase of 85.9% over 1994 net revenues. The dramatic increase was due to increased outsourcing of CRO services by European pharmaceutical companies and that the fact the Company was positioned to benefit from this trend. Direct expenses were 53.9% of net revenues in 1995, an improvement from 58.5% in 1994, due to volume-related efficiencies of scale. Selling, general and administrative expenses were 60.5% of net revenues, a slight improvement from 61.3% in 1994. The rate of overhead spending in International reflects the continued commitment to building infrastructure.

Liquidity and Capital Resources
-------------------------------

           As of December 31, 1996, the Company had cash and short-term investments of $20.8 million as compared to $8.3 million as of December 31, 1995. Working capital was $9.2 million as of December 31, 1996, an improvement of 98% over 1995. As of December 31, 1995, working capital was $4.6 million. In April, 1996, the Company raised net proceeds of $18 million in equity financing from the completion of a public offering of common stock to institutional investors. In October, 1996, the Company acquired THG for cash and stock, requiring a cash payment of $14 million. It is the Company's belief that it has sufficient resources from existing cash flow that it will not need additional cash for working capital purposes through an equity or debt offering.

           Although the Company does not believe that it requires financing for working capital purposes, it may seek additional cash infusions for aggressive expansion of operations for competitive reasons or to prepare for certain capital needs for strategic acquisitions. The Company intends to reinvest any positive cash flow from operations to support operations through additional capital spending to improve its competitive position.

           Based on the foregoing and other factors, and while there can be no assurance that external financing will be available on terms acceptable to the Company, the Company believes that it has, or has access to, adequate working capital to meet its strategic objectives and fund its operations for the foreseeable future (see Note 10 of Notes to Consolidated Financial Statements regarding the Company's line of credit facilities).

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         The audited consolidated financial statements of the Company appear beginning on page F-1 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 16, 1997.

          Certain information regarding Directors and Executive Officers of the Company is set forth in Item 4(a) of Part I of this Form 10-K.

Item 11.  Executive Compensation.
-------   ----------------------

          Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 16, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 16, 1997.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 16, 1997.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

Financial Statements
--------------------

        The financial statements and financial statement information required by this Item as well as the report of Independent Public Accountants are included on pages F-1 through F-23 of this Report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Reports on Form 8-K
-------------------

        The Company filed one report on Form 8-K dated October 1, 1996 to report on the acquisition of The Hardardt Group. No other reports on Form 8-K were filed during the fourth quarter of 1996.

Exhibits
--------

        The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
-------
Number               Description
------               -----------

3.1*                 Certificate of Incorporation, as amended.

3.2*                 By-laws, as amended.

3.3 Amended Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (Exhibit 3.3)(8)

10.1 Form of Common Stock Purchase Warrant issued by the Registrant to certain stockholders. (Exhibit 4.2)(1)

10.2 Registration Rights Agreement, dated February 23, 1993, among Bio-Pharm Clinical Services, Inc. ("Bio-Pharm") and certain stockholders. (Exhibit 10.23)(1)

10.3 Subscription Confirmation, dated December 11, 1990, among Affinity Biotech, Inc. ("Affinity") and Winston J. Churchill, Norman E. Jackson, Philip L. Rice, M.D., Carl Sorenson and Walter C. Wojack. (Exhibit 10.2)(2)

10.4 Registration Rights Agreement, dated as of February 21, 1992, among Affinity and Winston J. Churchill and Barbara Churchill, Norman E. Jackson, Philip L. Rice, M.D., Carl Sorenson and Walter C. Wojack. (Exhibit 10.3)(2)

10.5+                1992 Incentive Stock Plan.  (Exhibit 10.10)(2)

10.6+                1993 Incentive Stock Plan.  (Exhibit 10.1)(3)

10.7+                1994 Incentive Stock Plan.  (Appendix D)(4)

10.8+* Employment Agreement, dated October 1, 1996, between the Registrant and Sherrin Baky.

10.9+ Employment Agreement, dated May 25, 1995, between the Registrant and Leonard F. Stigliano, Chief Financial Officer of the Registrant. (Exhibit 10.9)(8)

10.10+* Consultant Agreement, dated September 15, 1996, between the Registrant and John M. Cullen, Ph.D., J.D.

10.11                Lease Agreement, dated May 16, 1994, between
                     Objektgesellschaft GbR and Bio-Pharm Clinical Services, GmbH (in German with English summary). (Exhibit 10.12)(6)

10.12* Amended and Restated Loan and Security Agreement, dated December 31, 1996, between the Registrant and CoreStates Bank.

10.13 Lease Agreement, dated June 21, 1990, between Bio-Pharm and Four Valley Square Associates. (Exhibit 10.27)(1)

10.14 Lease Agreement, dated December 15, 1993, between Bio-Pharm and Valley Square Associates. (Exhibits 10.28 and 10.29)(1)

10.15+               IBAH, Inc. Employee Stock Purchase Plan. (Exhibit 10.18)(5)

10.16+               1994 Non-Employee Directors Stock Option Plan. (Exhibit
                     10.19)(5)

10.17 Sublease and Lease Agreement, dated August 19, 1993, among Affinity, International Envelope Company and Summit Investment Corporation. (Exhibit 10.2)(3)

10.18 Lease Agreement, dated October 26, 1993, and effective as of December 1, 1993, between Affinity Pharmaceutics, Inc. and Rhone-Poulenc Rorer Pharmaceuticals Inc. (Exhibit 10.3)(3)

10.19 Asset Purchase Agreement, dated July 28, 1995, between the Registrant and LDS Technologies, Inc. (Exhibit 10.4)(7)

10.20 Warrant for the purchase of shares of Common Stock issued March 15, 1996 to Vector Securities International, Inc. (Exhibit 10.26)(8)

10.21 Preferred Stock and Warrant Purchase Agreement, dated August 10, 1995, among the Registrant and certain purchasers of Series A Convertible Preferred Stock of the Registrant. (Exhibit 10.27)(8)

10.22 Form of Warrant issued by the Registrant to the purchasers pursuant to the Preferred Stock and Warrant Purchase Agreement, dated August 10, 1995. (Exhibit 10.28)(8)

10.23+* Release and Settlement Agreement, dated February 28, 1997, between the Registrant and Judith L. Hardardt.

10.24+*              1997 Equity Compensation Plan.

10.25 Agreement and Plan of Merger, dated October 1, 1996, by and between the Registrant, IBAH Acquisition Company and the Stockholders of HGB, Inc. (9)

10.26*               Lease Agreement, dated December 29, 1993, between HGB, Inc.
                     and Century Associates.

10.27* Lease Agreement, dated December 3, 1996, between 525 Virginia Drive Associates L.P. and Bio-Pharm Pharmaceutics Services, Inc.

10.28* Stock Purchase Agreement, dated February 28, 1997, among the Registrant, Catapult Pty. Ltd., Phillip Altman and Juanita Altman.

10.29* Registration Rights Agreement, dated February 28, 1997, by and among the Registrant and Catapult Pty., Ltd.

10.30* Agreement and Plan of Merger, dated July 18,1996, by and among the Registrant, IBAH Acquisition Company and Resource Biometrics , Inc.

21.1*                Subsidiaries of the Registrant.

23.1*                Consent of Arthur Andersen LLP.

27.1*                Financial Data Schedule.

-----------------------

+          Compensation plans and arrangements for executives and others.

*          Filed herewith.

(1) Filed as an Exhibit to Affinity's Registration Statement on Form S-4 (File No. 33-74274) filed with the Securities and Exchange Commission ("SEC") on January 20, 1994.

(2) Filed as an Exhibit to Affinity's Registration Statement on Form S-1 (File No. 33-46027) initially filed with the SEC on March 4, 1992.

(3) Filed as an Exhibit to Affinity's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

(4) Filed as Appendix D to the Joint Proxy Statement/Prospectus included in Affinity's Registration Statement on Form S-4 (File No. 33-74274) filed with the SEC on January 20, 1994.

(5) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(9) Filed as an Exhibit to the Registrant's Report on Form 8-K dated October 1, 1996.

                           IBAH, INC. AND SUBSIDIARIES



                        Consolidated Financial Statements
                            Comprising Item 8 of the
                        Annual Report on Form 10-K to the
                       Securities and Exchange Commission


                          Year ended December 31, 1996






Index to Consolidated Financial Statements


Item 8. Consolidated Financial Statements

Report of Independent Public Accountants                      F - 2

Consolidated Balance Sheets                                   F - 3

Consolidated Statements of Operations                         F - 4

Consolidated Statements of Stockholders' Equity (Deficit)     F - 5

Consolidated Statements of Cash Flows                         F - 6

Notes to Consolidated Financial Statements                    F - 7


Consolidated Financial Statement Schedules

      The Consolidated Financial Statement Schedules have been omitted as the information is not required, is immaterial or is presented elsewhere in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To IBAH, Inc.:

We have audited the accompanying consolidated balance sheets of IBAH, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBAH, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  February 5, 1997

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                            ASSETS                                                   December 31,
                            ------                                     -------------------------------------
                                                                             1995                   1996
                                                                       -------------           -------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $   7,564,000           $  15,588,000
  Short-term investments                                                     757,000               5,235,000
  Accounts receivable, net                                                20,745,000              27,614,000
  Prepaid expenses and other                                                 659,000                 868,000
                                                                       -------------           -------------
      Total current assets                                                29,725,000              49,305,000

PROPERTY AND EQUIPMENT, net                                                6,454,000               7,799,000

GOODWILL, net                                                              2,988,000              34,571,000

OTHER ASSETS                                                                 358,000                 451,000
                                                                       -------------           -------------

                                                                       $  39,525,000           $  92,126,000
                                                                       =============           =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $   1,223,000           $   1,376,000
  Accounts payable                                                         3,651,000               3,497,000
  Accrued compensation and related costs                                   1,588,000               6,095,000
  Other accrued expenses                                                   2,308,000               3,734,000
  Payable to independent investigators                                     1,068,000               2,585,000
  Deferred revenue                                                        15,247,000              22,812,000
                                                                       -------------           -------------

      Total current liabilities                                           25,085,000              40,099,000
                                                                       -------------           -------------

DEFERRED RENT                                                                687,000                 586,000
                                                                       -------------           -------------

LONG-TERM DEBT                                                             2,280,000               1,885,000
                                                                       -------------           -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000 shares authorized,
   999,554 and 749,665 shares issued and outstanding
   as of December 31, 1995 and 1996, respectively                             10,000                   7,000
  Common stock, $.01 par value, 50,000,000 shares authorized,
   14,391,262 and 22,023,846 shares issued and outstanding
   as of December 31, 1995 and 1996, respectively                            144,000                 220,000
  Additional paid-in capital                                              36,970,000              73,889,000
  Accumulated deficit                                                    (25,773,000)            (24,793,000)
  Cumulative translation adjustment                                          122,000                 233,000
                                                                       -------------           -------------

      Total stockholders' equity                                          11,473,000              49,556,000
                                                                       -------------           -------------

                                                                       $  39,525,000           $  92,126,000
                                                                       =============           =============

        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                               For the Year Ended
                                                                                     December 31,
                                                                  ------------------------------------------------
                                                                       1994             1995             1996
                                                                  --------------   --------------   --------------
REVENUES                                                           $ 50,132,000     $ 56,985,000     $ 82,609,000
  Less-Reimbursed costs                                              16,512,000       14,119,000       20,453,000
                                                                  --------------   --------------   --------------
       Net revenues                                                  33,620,000       42,866,000       62,156,000
                                                                  --------------   --------------   --------------
OPERATING EXPENSES:
  Direct                                                             19,343,000       23,847,000       30,960,000
  Selling, general and administrative                                15,863,000       21,921,000       30,121,000
  Non-recurring item - Acquired
       research and development                                      18,297,000                -          510,000
                                                                  --------------   --------------   --------------
       Total operating expenses                                      53,503,000       45,768,000       61,591,000
                                                                  --------------   --------------   --------------
       Operating income (loss)                                      (19,883,000)      (2,902,000)         565,000

INTEREST EXPENSE                                                       (288,000)        (345,000)        (321,000)

INTEREST INCOME                                                         202,000          234,000          796,000
                                                                  --------------   --------------   --------------
  Income (loss) from continuing operations                          (19,969,000)      (3,013,000)       1,040,000

LOSS FROM DISCONTINUED OPERATIONS                                    (1,245,000)      (1,546,000)               -
                                                                  --------------   --------------   --------------
  Income (loss) before income taxes                                 (21,214,000)      (4,559,000)       1,040,000

INCOME TAXES                                                                  -                -           60,000
                                                                  --------------   --------------   --------------
NET INCOME (LOSS)                                                  $(21,214,000)    $ (4,559,000)    $    980,000
                                                                  ==============   ==============   ==============


NET INCOME (LOSS) PER SHARE--
  CONTINUING OPERATIONS                                            $      (1.66)    $      (0.21)    $       0.04
  DISCONTINUED OPERATIONS                                                 (0.10)           (0.11)               -
                                                                  --------------   --------------   --------------
       NET INCOME (LOSS) PER COMMON SHARE                          $      (1.76)    $      (0.32)    $       0.04
                                                                  ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                          12,024,000       14,276,000       24,997,000
                                                                  ==============   ==============   ==============

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                                                                  Preferred Stock             Common Stock             Additional
                                                           ---------------------------  ---------------------------     Paid-in
                                                              Shares         Amount        Shares         Amount        Capital
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, JANUARY 1, 1994                                             -     $        -     6,587,160     $   66,000    $    334,000

  Reclassification of S corporation accumulated
       deficit to additional paid-in capital                         -              -             -              -      (1,064,000)
  Issuance of common stock in conjunction with
       the EPIC, Ltd. acquisition                                    -              -     1,547,703         15,000       2,885,000
  Conversion of subordinated notes and related
       warrants into common stock                                    -              -     1,356,840         14,000       3,408,000
  Sale of common stock                                               -              -     1,230,761         12,000       3,988,000
  Retirement of treasury stock                                       -              -    (1,893,809)       (19,000)       (211,000)
  Issuance of common stock in conjunction with
       the merger with Affinity Biotech, Inc.                        -              -     5,408,249         54,000      20,510,000
  Translation adjustments                                            -              -             -              -               -
  Net Loss                                                           -              -             -              -               -
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1994                                           -              -    14,236,904        142,000      29,850,000

  Sale of convertible preferred stock, net of expenses         999,554         10,000             -              -       6,925,000
  Issuance of common stock for stock option exercises
       and Employee Stock Purchase Plan purchases                    -              -       154,358          2,000         195,000
  Translation adjustments                                            -              -             -              -               -
  Net loss                                                           -              -             -              -               -
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1995                                     999,554         10,000    14,391,262        144,000      36,970,000

  Public offering of common stock, net of expenses                   -              -     3,000,000         30,000      17,981,000
  Issuance of common stock in conjunction with
       the Resource Biometrics, Inc. acquisition                     -              -       350,000          4,000       2,285,000
  Issuance of common stock in conjunction with
       the HGB, Inc. acquisition                                     -              -     2,719,999         27,000      15,411,000
  Conversions of preferred stock into common stock            (249,889)        (3,000)      749,667          7,000          (4,000)
  Issuance of common stock for warrant exercises                     -              -       297,223          3,000         764,000
  Issuance of common stock for stock option exercises
       and Employee Stock Purchase Plan purchases                    -              -       515,695          5,000         482,000
  Translation adjustments                                            -              -             -              -               -
  Net income                                                         -              -             -              -               -
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1996                                     749,665     $    7,000    22,023,846     $  220,000    $ 73,889,000
                                                           ============   ============  ============   ============  ==============

                                                             Retained      Warrants                                      Total
                                                             Earnings     to Purchase    Cumulative                   Stockholder
                                                           (Accumulated    Preferred     Translation     Treasury        Equity
                                                             Deficit)        Stock       Adjustment       Stock        (Deficit)
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, JANUARY 1, 1994                                   $ (1,064,000)   $   41,000    $  (71,000)    $ (230,000)   $   (924,000)

  Reclassification of S corporation accumulated
       deficit to additional paid-in capital                  1,064,000             -             -              -               -
  Issuance of common stock in conjunction with
       the EPIC, Ltd. acquisition                                     -             -             -              -       2,900,000
  Conversion of subordinated notes and related
       warrants into common stock                                     -       (41,000)            -              -       3,381,000
  Sale of common stock                                                -             -             -              -       4,000,000
  Retirement of treasury stock                                        -             -             -        230,000               -
  Issuance of common stock in conjunction with
       the merger with Affinity Biotech, Inc.                         -             -             -              -      20,564,000
  Translation adjustments                                             -             -       175,000              -         175,000
  Net Loss                                                  (21,214,000)            -             -              -     (21,214,000)
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1994                                  (21,214,000)            -       104,000              -       8,882,000

  Sale of convertible preferred stock, net of expenses                -             -             -              -       6,935,000
  Issuance of common stock for stock option exercises                 -             -             -              -         197,000
       and Employee Stock Purchase Plan purchases
  Translation adjustments                                             -             -        18,000              -          18,000
  Net loss                                                   (4,559,000)            -             -              -      (4,559,000)
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1995                                  (25,773,000)            -       122,000              -      11,473,000

  Public offering of common stock, net of expenses                    -             -             -              -      18,011,000
  Issuance of common stock in conjunction with
       the Resource Biometrics, Inc. acquisition                      -             -             -              -       2,289,000
  Issuance of common stock in conjunction with
       the HGB, Inc. acquisition                                      -             -             -              -      15,438,000
  Conversions of preferred stock into common stock                    -             -             -              -               -
  Issuance of common stock for warrant exercises                      -             -             -              -         767,000
  Issuance of common stock for stock option exercises
       and Employee Stock Purchase Plan purchases                     -             -             -              -         487,000
  Translation adjustments                                             -             -       111,000              -         111,000
  Net income                                                    980,000             -             -              -         980,000
                                                           ------------   ------------  ------------   ------------  --------------
BALANCE, DECEMBER 31, 1996                                 $(24,793,000)   $             $  233,000     $        -    $ 49,556,000
                                                           ============   ============  ============   ============  ==============


       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                                                          For the Year Ended
                                                                                             December 31,
                                                                     -----------------------------------------------------------
                                                                          1994                   1995               1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                ------------------    ----------------   ------------------
 Net income (loss)                                                     $ (21,214,000)        $  (4,559,000)     $       980,000
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
   Acquired research and development                                      18,297,000                     -              510,000
   Depreciation and amortization                                           1,265,000             2,003,000            2,988,000
   Deferred rent                                                              61,000               149,000             (101,000)
   Discontinued operations                                                 1,245,000             1,546,000                    -
   Deferred interest                                                        (158,000)                    -                    -
   Deferred taxes                                                                  -                     -              (49,000)
   Changes in assets and liabilities-
      (Increase) decrease in-
          Accounts receivable                                             (6,023,000)           (5,512,000)          (2,971,000)
          Prepaid expenses and other                                        (105,000)              (46,000)              27,000
      Increase (decrease) in-
          Accounts payable and accrued expenses                             (631,000)            2,586,000            2,585,000
          Payables to independent investigators                            1,692,000            (2,428,000)           1,536,000
          Deferred revenue                                                 3,698,000             5,805,000            3,852,000
                                                                     ------------------    ----------------   ------------------
            Net cash provided by (used in) operating activities           (1,873,000)             (456,000)           9,357,000
                                                                     ------------------    ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption (purchases) of short-term investments                        (1,565,000)              808,000           (4,411,000)
  Purchases of property and equipment                                     (3,064,000)           (1,907,000)          (2,646,000)
  Proceeds from sale of discontinued operations                                    -                50,000                    -
  Net cash acquired (paid) in business acquisitions                        1,035,000                     -          (11,962,000)
  Net investing activity of discontinued operations                          645,000               (33,000)                   -
  Other                                                                     (555,000)              (88,000)             207,000
                                                                     -----------------     ----------------   ------------------

            Net cash used in investing activities                         (3,504,000)           (1,170,000)         (18,812,000)
                                                                     -----------------     ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of expenses                      4,000,000               185,000           19,265,000
  Proceeds from sale of preferred stock, net of expenses                           -             6,947,000                    -
  Proceeds from issuance of debt, net of expenses                          2,628,000                     -                    -
  Payments on long-term debt                                                (590,000)             (919,000)          (1,620,000)
  Net financing activity of discontinued operations                           (7,000)               (6,000)                   -
                                                                     -----------------     ----------------   ------------------

           Net cash provided by financing activities                       6,031,000             6,207,000           17,645,000
                                                                     -----------------     ----------------   ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      111,000               191,000             (166,000)
                                                                     -----------------     ----------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    765,000             4,772,000            8,024,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,027,000             2,792,000            7,564,000
                                                                     -----------------     ----------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   2,792,000         $   7,546,000      $    15,588,000
                                                                    =================     ================   ==================

SUPPLEMENTAL DICLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                        $     419,000         $     339,000      $      325,000
                                                                    =================     ================   ==================
  Equipment acquired under capital lease obligations                   $     507,000         $     292,000      $      769,000
                                                                    =================     ================   ==================

       The accompanying notes are an integral part of these statements.

                           IBAH, INC. AND SUBSIDIARIES
                           ---------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  BACKGROUND
    ----------

IBAH, Inc. ("IBAH" or the "Company") provides a comprehensive range of product development services worldwide for clients in the pharmaceutical, biotechnology, medical device and diagnostics industries. The Company's principal activity is to help its clients meet the complex regulatory requirements that must be satisfied before a new product may be commercially marketed. The Company offers clients access to extensive regulatory affairs and clinical development services on an international scale through its Bio-Pharm Clinical Services ("the Clinical Services Division"). The Company also provides pharmaceutical manufacturing and stability testing services through Bio-Pharm Pharmaceutics Services ("the Pharmaceutics Services Division"). The Bio-Pharm Drug Delivery Services Division ("the Drug Delivery Services Division") was divested on July 28, 1995 (see Note
5).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------


Principles of Consolidation

The accompanying financial statements include the accounts of IBAH, Inc., and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Translation of Foreign Financial Statements

Assets and liabilities of the Company's foreign operations are translated at the year-end rate of exchange, and the income statements are translated at the average rate of exchange for the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.



Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

Investments are held at market value, and at December 31, 1995 and 1996 were classified as short-term. Cash, cash equivalents and investments consisted of the following:

                                                           December 31,
                                               ---------------------------------
                                                    1995                1996
                                               --------------     --------------
CASH AND CASH EQUIVALENTS:
     Money market funds and demand accounts    $    4,476,000     $    5,447,000
     U.S. government securities                     3,088,000          6,313,000
     Repurchase agreement                                  --          2,092,000
     Commercial paper                                      --          1,736,000
                                               --------------     --------------
                                                    7,564,000         15,588,000
                                               --------------     --------------
INVESTMENTS:
     U.S. government securities                       757,000          3,497,000
     Commercial paper                                      --          1,738,000
                                               --------------     --------------
                                                      757,000          5,235,000
                                               --------------     --------------
                                               $    8,321,000     $   20,823,000
                                               ==============     ==============

The repurchase agreement matured on January 2, 1997 and was secured by U.S. government securities. The short-term investments outstanding on December 31, 1996 all mature in 1997.

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. This statement requires the Company to classify its investment securities as: (1) held to maturity, (2) available for sale or (3) held for trading purposes. At December 31, 1995 and 1996, all of the Company's short-term investments are classified as available for sale, therefore any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1995 and 1996, there were no significant unrealized holding gains or losses.

Supplemental Information Regarding Non-cash Investing and Financing Activities

The following table presents the non-cash assets and liabilities that were consolidated as a result of the merger with Affinity Biotech, Inc. ("Affinity") and the acquisition of European Pharmaceutical Investigation Consultants, Ltd. ("EPIC") in 1994 and the acquisitions of Resource Biometrics, Inc. ("RBI") and HGB, Inc., doing business as The Hardardt Group ("THG") in 1996 (see Note 6):

                                                                          1994            1996
                                                                      -------------   -------------
      Non-cash (assets) liabilities:
         Short term investments                                       $   (741,000)   $    (64,000)
         Accounts receivable                                            (1,198,000)     (4,207,000)
         Prepaid expenses                                                 (136,000)        (78,000)
         Property and equipment                                         (1,535,000)       (327,000)
         Goodwill                                                       (3,320,000)    (32,096,000)
         Other assets                                                     (143,000)       (369,000)
         Accounts payable                                                  804,000       1,045,000
         Accrued expenses                                                  901,000       2,262,000
         Deferred revenue and advances by clients                        1,085,000       4,190,000
         Long-term debt                                                    151,000         465,000
                                                                      -------------   -------------
         Net non-cash assets consolidated                               (4,132,000)    (29,179,000)

         Issuance of common stock                                       23,464,000      17,727,000
         Acquired research and development                             (18,297,000)       (510,000)
                                                                      -------------   -------------
         Net cash acquired (paid) in business acquisitions            $  1,035,000    $(11,962,000)
                                                                      =============   =============

During 1994, the Company assumed a note in the amount of approximately $483,000 related to leasehold improvements made to its German office (see Note 11).

In connection with the merger with Affinity, the Bio-Pharm warrants to purchase preferred stock were exercised using the principal from the 8% subordinated notes. The preferred stock was then converted into common stock. In addition, the Bio-Pharm treasury stock was retired in conjunction with the merger.


Accounts and Unbilled Receivables

The Company considers accounts and unbilled receivables as reported to be collectible and realizable. As of December 31, 1995 and 1996, the allowance for doubtful accounts was $350,000 and $524,000, respectively. Prior to 1994, no allowance for doubtful accounts was recorded. Approximately $400,000 and $190,000 of write-offs were charged to this allowance which was offset by approximately $200,000 and $360,000 charged to current year earnings in 1995 and 1996, respectively. If accounts or unbilled receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against this allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable.

Property and Equipment


Property and equipment are carried at cost. Improvements and betterments are capitalized, and maintenance and repairs are charged to expense as incurred. The Company provides depreciation and amortization using principally the straight-line method for financial reporting purposes using the following estimated lives:

              Computer equipment and software          3 - 5 years
              Equipment                                5 - 7 years
              Furniture and fixtures                   5 years
              Leasehold improvements                   Remaining term of lease


Long-lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss need be recognized for applicable assets of continuing operations (see Note 6).


Revenue Recognition and Concentration of Credit Risk

Substantially all revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies. Certain contracts require the Company to perform services for a specified number of patients or data records. Revenues are recognized based on the status of the work completed as of a given time as a percentage of the total tasks required under the contract. Billings and payments are specified in the contract. Other contracts include specified components for which the Company is to be reimbursed for time and expenses. Clients are billed monthly for such time and expenses and revenues are recognized as the time is incurred.

Over the last three years, four of IBAH's clients accounted for 10% or more of its revenues in any given year. In 1994, three individual clients accounted for 14.7%, 13.1% and 10.4% of the Company's revenues, respectively. In 1995, two individual clients accounted for 14.9% and 10.2% of the Company's net revenues, respectively. In 1996, one individual client accounted for 20.4% of the Company's net revenues.

The concentration of credit risk is limited to trade accounts receivables and is subject to the financial and industry conditions of the Company's clients. The Company does not require collateral or other securities to support client receivables.

Expense Recognition

A portion of expenses are incurred under contracts with physicians. The contracts call for the physicians to perform certain procedures or tests on a specified number of patients. Expenses are recognized based upon the status of the work completed as of a given time as a percentage of the total procedures required under the contract. Included in reimbursed costs in the accompanying consolidated statements of operations are principally the contracted physicians' costs. Billings and payments are specified in the contract.

Start-up Expenses

Included in selling, general and administrative expenses during 1994 are $814,000 of start-up expenses which represent the costs incurred in forming the Pharmaceutics Services Division until its facility had completed the necessary validations in compliance with the Food and Drug Administration's Good Manufacturing Practices during the third quarter of 1994. These costs included primarily salaries, consulting fees and office rent.

Income Taxes

On January 1, 1994, upon terminating its S Corporation status, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) retroactively to inception. This statement requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates that are expected to be in effect when the differences reverse. The adoption of SFAS 109 had no material impact on the Company's financial statements.

Net Income (Loss) per Share

Net income per share is computed using the weighted average number of common stock shares outstanding plus common stock equivalents. Net loss per share is computed using the weighted average number of common stock shares outstanding. For 1994 and 1995 common stock equivalents are antidilutive and have not been considered in the net loss per share computation. Interest expense related to the 8% subordinated notes which were converted in conjunction with the merger with Affinity (see Note 6) has been excluded from the 1994 net loss per share calculation. In conjunction with the merger with Affinity, all Bio-Pharm shares of common stock were converted into 16.4679 shares of IBAH common stock. All common share and per share amounts have been adjusted retroactively to give effect to the merger.


3.  1996 PUBLIC OFFERING OF COMMON STOCK
    ------------------------------------

On April 19, 1996, the Company completed a public offering of 3,000,000 shares of its common stock, par value $.01 per share, at an issuance price of $6.50 per share for a total of $19.5 million. The net proceeds to the Company, after all issuance expenses, were $18,011,000. These shares were sold to selected institutional investors.

4.    1995 PRIVATE EQUITY PLACEMENT
      -----------------------------

On August 11, 1995, the Company completed a private equity placement of 999,554 shares of convertible preferred stock, par value $.01 per share, at a purchase price of $7.003125 per share for a total of $6,935,000, net of transaction costs. Each share of convertible preferred stock is convertible into three shares of common stock. Each share of convertible preferred stock is entitled to three detachable and transferable warrants to purchase shares of common stock for $2.33 per share on or before August 11, 2000. In addition, each share of convertible preferred stock is entitled to the voting equivalent of three shares of common stock. The convertible preferred stock may be converted at the Company's option after August 11, 1998, provided that the common stock has a trading price equal to or greater than $10 per share. On October 10, 1995, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the common stock underlying the convertible preferred stock and warrants. The registration of these securities was declared effective on October 31, 1995. In the event the Company sells or issues additional shares of common stock, warrants or other rights to purchase stock, stockholders of convertible preferred stock are entitled to certain anti-dilution protection. The holders of the convertible preferred stock are entitled to one seat on the Company's Board of Directors, which was filled in August 1995.

In 1996, 249,889 shares of the convertible preferred stock were converted into 749,667 shares of common stock.


5.    DIVESTITURE OF DRUG DELIVERY SERVICES DIVISION
      ----------------------------------------------

On July 28, 1995, the Company entered into an agreement to sell its Drug Delivery Services Division effective July 1, 1995 to a management group from that Division. The Drug Delivery Services Division had recorded a net loss of $727,000 for the six months ended June 30, 1995. In addition a loss on disposal of the Division of $819,000, including accruals for severance payments and future liabilities, has been reflected in the consolidated statement of operations for 1995. The operating losses of the Drug Delivery Services Division have been retroactively restated as losses from discontinued operations in the accompanying consolidated statements of operations. The Drug Delivery Services Division was a significant portion of Affinity Biotech, Inc. (see Note 6).

6.    MERGERS AND ACQUISITIONS
      ------------------------

Merger with Affinity Biotech, Inc.

On April 27, 1994, the merger ("the Merger") between Affinity Biotech, Inc. ("Affinity") and Bio-Pharm Clinical Services, Inc. ("Bio-Pharm") was consummated. Simultaneous with the Merger, Affinity changed its name to IBAH. Since the Merger resulted in the former Bio-Pharm shareholders having a majority ownership of the merged entity, the Merger has been accounted for as a purchase transaction with Bio-Pharm treated as the acquirer.

Concurrent with the Merger, Bio-Pharm's 8% subordinated notes were converted into preferred stock and then converted into Bio-Pharm common stock (see Note
13). Bio-Pharm's common stock was then exchanged for shares of common stock of the Company. Immediately prior to the Merger, an additional 74,737 shares of Bio-Pharm common stock were sold and issued to institutional investors in connection with a $4,000,000 private placement. These shares were subsequently converted into 1,230,761 shares of common stock of the Company.

The total purchase price of Affinity was $22,714,000, which consisted of the following: (i) the $18,929,000 market value of the outstanding shares of Affinity common stock (5,408,249 shares of common stock multiplied by $3.50 per share, which represented the closing price on April 26, 1994), (ii) the $937,000 fair value of the outstanding Affinity options and warrants to purchase Affinity common stock, (iii) the $698,000 fair value of the warrants issued to certain venture investors to purchase shares of Bio-Pharm common stock, which warrants were converted into warrants to purchase 684,505 shares of Company common stock at $2.58 per share and (iv) transaction costs and an accrual for Affinity-related severance costs totaling $2,150,000. Since Bio-Pharm is the acquirer for accounting purposes, the Affinity options and warrants are required to be valued for purchase accounting purposes. The fair value of the warrants issued to the venture investors are included in the purchase price because those warrants were issued to the investors in connection with their approval of the Merger. By January 1997, all such warrants issued to the Bio-Pharm venture investors were exercised (see Note 13). The total Affinity purchase price has been allocated to the fair market value of the assets acquired and liabilities assumed. The book value of Affinity's assets and liabilities approximates their fair market value. Such estimate of fair market value may be revised at a later date. The $18,297,000 excess of the purchase price over the estimated fair market value of the net assets acquired was allocated to acquired research and development and, accordingly, was charged to the statement of operations.

Acquisition of European Pharmaceutical Investigation Consultants Limited
("EPIC")

On January 4, 1994, Bio-Pharm purchased all of the outstanding shares of stock of EPIC for $700,000 in cash and 1,547,703 shares of common stock with an appraised value of $2,900,000. The acquisition was recorded using the purchase method of accounting. The total purchase price of $3,765,000, including transaction costs of $165,000, was allocated to the fair market value of the assets acquired (which included $871,000 of cash) and liabilities assumed. The book value of EPIC's assets and liabilities approximate their fair market value. The $3,320,000 excess of the total purchase price over the estimated fair market value of the net assets acquired was treated as goodwill and is being amortized on a straight-line basis over 20 years. As of December 31, 1995 and 1996, the accumulated amortization of goodwill related to EPIC was $332,000 and $498,000, respectively.

Acquisition of Resource Biometrics, Inc. ("RBI")

On July 18, 1996, the Company purchased all of the outstanding shares of stock of RBI for an initial consideration of 350,000 shares of the Company's common stock. RBI is a provider of software products and data services to the pharmaceutical, biotechnology and medical device industries. RBI's software tools are used to increase the efficiency of data clean-up, database consolidation, data analysis and reporting. The acquisition was recorded using the purchase method of accounting. The total purchase price of $2,463,000, including estimated transaction costs of $174,000, was allocated to the fair value of the assets acquired and liabilities assumed. The $2,718,000 excess of purchase price over book value on the acquisition date was allocated based on an independent appraisal as follows: (1) $510,000 to acquired research and development, which is charged to the statement of operations as a non-recurring item; (2) $160,000 to software technology being amortized over 5 years; and (3) $2,048,000 to goodwill being amortized over 20 years. Such allocation may be revised at a later date if events and circumstances arise indicating a required change. The results of RBI's operations are consolidated with those of the Company effective the acquisition date.

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

As of December 31, 1996, the accumulated amortization of goodwill related to the RBI acquisition was $47,000.

Acquisition of HGB, Inc., doing business as The Hardardt Group ("THG")

On October 1, 1996, the Company purchased all of the outstanding shares of stock of THG for $14 million in cash and 2,719,999 shares of the Company's common stock. The former stockholders of THG are restricted from selling their IBAH common stock for a six-month period. THG is a provider of clinical trials management and clinical monitoring services to the pharmaceutical, biotechnology and medical device industries. THG provides these services predominantly in the U.S. This acquisition was recorded under the purchase method of accounting. The total purchase price of $31,007,000, including estimated transaction costs of $1,569,000, has been allocated to the fair value of assets acquired and liabilities assumed. The book value of THG's assets and liabilities approximate their fair value. The $30,048,000 excess of purchase price over book value on the acquisition date was allocated to goodwill. Goodwill is being amortized on a straight-line basis over 25 years, based on an independent appraisal obtained by the Company. As of December 31, 1996, the accumulated amortization of goodwill related to the THG acquisition was $300,000.

Subsequent to these acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company will use an estimate of the related undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. As of December 31, 1996, the Company has determined that the goodwill related to the EPIC, RBI and THG acquisitions is recoverable.

The following table summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1996, assuming that the acquisitions of RBI and THG and the divestiture of the Drug Delivery Services Division (see Note 5) had occurred on January 1, 1995:


                                                 Year Ended December 31,

                                      -----------------------------------------------
                                              1995                         1996
                                      -------------------       ---------------------
Revenues                                    $ 74,582,000                $ 99,328,000

Net Revenues                                  58,104,000                  73,646,000

Operating Income (Loss)                      (2,390,000)                   2,063,000

Net Income (Loss)                            (3,897,000)                   1,561,000

Net Income (Loss) Per Share                       (0.22)                        0.06

The above pro forma information excludes the $510,000 one-time charge to earnings for acquired research and development related to the RBI acquisition in 1996. The pro forma information also excludes the 1995 operating loss of the Drug Delivery Services Division of $1,546,000 due to the Company's decision to discontinue the operations of that division.

The shares used in computing pro forma net loss per share assumes that the acquisitions of RBI and THG had occurred on January 1, 1995.

7.    ACCOUNTS RECEIVABLE
      -------------------

                                                                   December 31,

                                                   ----------------------------------------------
                                                          1995                      1996
                                                   --------------------      --------------------
Trade:
     Billed                                              $  13,653,000             $  17,548,000
     Unbilled                                                7,442,000                10,590,000
     Allowance for doubtful accounts                         (350,000)                 (524,000)
                                                   --------------------      --------------------
                                                         $  20,745,000             $  27,614,000
                                                   ====================      ====================

8.    PROPERTY AND EQUIPMENT
      ----------------------

                                                                            December 31,
                                                                ------------------------------
                                                                     1995              1996
                                                                ------------      ------------
        Computer equipment and software                         $ 4,094,000       $ 6,051,000
        Equipment (see Note 11)                                   3,255,000         4,479,000
        Furniture and fixtures                                    1,520,000         1,634,000
        Leasehold improvements                                    1,578,000         1,834,000
                                                                ------------      ------------
                                                                 10,447,000        13,998,000
        Less--accumulated depreciation
         and amortization                                       (3,993,000)       (6,199,000)
                                                                ------------      ------------
                                                                $ 6,454,000       $ 7,799,000
                                                                ============      ============

9.    INCOME TAXES
      ------------

At December 31, 1996, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $9,400,000 and for foreign income tax purposes of approximately $6,000,000. If utilized, $3,200,000 of the U.S. Federal net operating loss carryforward will not be benefited in the statement of operations as it was generated by the exercise of nonqualified stock options and will be recorded directly to additional paid-in capital in accordance with SFAS 109. The Federal net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized.

Pursuant to the Tax Reform Act of 1986, annual use of the Company's U.S. Federal net operating loss carryforwards may be limited if a cumulative change in ownership of more that 50% has occurred within a three-year period. Upon consummation of the Merger, the availability in any one year of Affinity's net operating loss carryforward will be limited due to a change in ownership. Such limitation will not have an effect on the Company's ability to ultimately utilize this carryforward. The Company believes that no such change has taken place since the Merger.

The components of income(loss) before income taxes are as follows:


                                                   Year Ended December 31,
                               ---------------------------------------------------------------
                                      1994                  1995                 1996
                               --------------------  -------------------- --------------------
        Domestic                   $  (19,384,000)      $    (1,576,000)    $       3,889,000
        Foreign                        (1,830,000)           (2,983,000)          (2,849,000)
                               --------------------  -------------------- --------------------
                                   $  (21,214,000)      $    (4,559,000)    $       1,040,000
                               ====================  ==================== ====================


The income tax provision for the year ended December 31, 1996 relates entirely to the state income taxes due to profitable operations in the U.S. The income tax provision is composed of a current provision of $109,000 offset by a deferred benefit of $49,000.

Income taxes computed at the Federal tax rate of 34% are reconciled to the total income tax provision for the year ended December 31, 1996 as follows:

      United States Federal statutory rate                                              $   354,000
      Effect of foreign losses not benefited                                                969,000
      State taxes                                                                            60,000
      Nondeductible expenses                                                                428,000
      Net operating loss carryforwards utilized                                          (1,751,000)
                                                                                        -----------
      Provision for income taxes                                                        $    60,000
                                                                                        ===========
      Effective tax rate                                                                       5.8%
                                                                                        ===========

The tax effect of temporary differences as established in accordance with SFAS 109 that give rise to deferred income taxes are as follows:

                                                                                                December 31,
                                                                                       -------------------------------
                                                                                          1995              1996
                                                                                       -------------     -------------
      Net operating loss carryforwards                                                 $  5,500,000      $  5,800,000
      Book/tax difference of records assets and liabilities                                  50,000           (30,000)
      Cash to accrual adjustment                                                            (50,000)                -
                                                                                       -------------     -------------
      Total deferred tax assets                                                           5,500,000         5,770,000
      Less-valuation allowance                                                          (5,500,000)        (5,818,000)
                                                                                       -------------     -------------
      Net deferred tax assets (liabilities)                                            $        -        $    (48,000)
                                                                                       =============     =============

A valuation allowance has been provided, as the realization of the deferred tax assets is uncertain. The deferred tax liability relates to temporary differences at THG for state taxes purposes. The Federal liability related to these THG temporary differences has been benefited against the Company's Federal net operating loss carryforwards.

10.   LINE OF CREDIT
      --------------

On July 8, 1994, the Company replaced its previously existing $2,000,000 line of credit and note payable with a new loan agreement with another bank. With this new agreement, the Company obtained a revolving line of credit in the amount of $2,000,000, a non-revolving equipment term loan in the amount of $2,500,000 and an additional term loan in the amount of $282,000 (see Note 11). In August 1996, the Company renegotiated its banking relationship. The Company now maintains a $5,000,000 credit facility with its bank. This facility is comprised of the previously existing equipment term loans and a line of credit. The availability under the line of credit is equal to $5,000,000 minus the outstanding balance on the term loans, or $3,428,000 at December 31, 1996.

These credit facilities, as amended during 1995 and 1996, carry various terms and conditions. Interest on amounts borrowed under the line of credit, equipment and term loan facilities accrued at an annual rate equal to the lender's prime rate (8.5% at both December 31, 1994 and 1995 and 8.25% at December 31, 1996) plus 0.25%, prime plus 0.75% and prime plus 0.75%, respectively. Indebtedness under these facilities is secured by substantially all of the Company's assets, and in the case of the equipment facility also includes a purchase money security interest in the equipment purchased. The facility contains financial and operational covenants to maintain specified levels of working capital, cash level, debt service and debt-to-tangible net worth ratio.

At December 31, 1994 and at certain times in 1995, the Company was not in compliance with certain financial covenants required by the loan agreement. Waivers were obtained by the Company in each instance of noncompliance. During 1995 and 1996, the Company renegotiated its bank loan financial covenants and is currently in compliance with all covenants.

There were no borrowings under the line of credit facility in 1994, 1995 or 1996.

11.   LONG-TERM DEBT
      --------------

                                                                                                     December 31,
                                                                                       ----------------------------------------
                                                                                              1995                 1996
                                                                                       -------------------  -------------------
            Non-revolving equipment loan                                               $     2,188,000      $     1,563,000
            Note payable to bank                                                               122,000                9,000
            Note payable on leasehold improvements                                             366,000              242,000
            Note payable for THG shareholder buyout                                                  -              273,000
            Capital lease obligations                                                          827,000            1,174,000
                                                                                       ---------------      ---------------
                                                                                             3,503,000            3,261,000
            Less--current portion                                                           (1,223,000)          (1,376,000)
                                                                                       ---------------      ---------------
                                                                                       $     2,280,000      $     1,885,000
                                                                                       ===============      ===============
            Aggregate maturities of long-term debt are as follows:
                           1997                                                                             $     1,376,000
                           1998                                                                                   1,162,000
                           1999                                                                                     592,000
                           2000                                                                                      82,000
                           2001                                                                                      49,000
                                                                                                            ----------------
                                                                                                            $     3,261,000
                                                                                                            ================

The non-revolving equipment loan is for capital expenditures made in 1994 and is payable in 48 equal payments of $52,083 plus interest beginning July 1995. It is subject to the same restrictive covenants and terms as stated in Note 10. As stated in Note 10, the note bears interest at the lender's prime rate (8.5% at both December 31, 1994 and 1995 and 8.25% at December 31, 1996) plus 0.75%.

The note payable to bank includes a note from 1993 that was assumed by a new lender in 1994. The note is secured by substantially all of the Company's assets, and is subject to the same restrictive covenants as discussed in Note
10. Payments on this note are $9,399 per month plus interest at the lender's prime rate plus 0.75%.

The note payable on leasehold improvements is for approximately $483,000 of improvements made in Germany. It is payable in 60 equal payments of approximately $10,000, which includes interest at 7.5%.

In 1993, THG entered into an agreement with a stockholder to terminate his employment with THG. In conjunction with this termination, THG agreed to pay $749,000 in sixty monthly payments based on prime plus 2%. This amount represents the remainder of this liability.

Capital lease obligations mature from 1997 through 2001 and have interest rates ranging from 9.0% to 12.2%. Equipment, including computer equipment, consists of $2,116,000 and $2,776,000 of cost and $1,270,000 and $1,637,000 of accumulated depreciation for assets held under capital leases at December 31, 1995 and 1996, respectively. At December 31, 1996, the aggregate remaining lease payments were $1,361,000 including interest of $187,000.

12.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

The Company maintains insurance coverage against possible liabilities that may be incurred in connection with the conduct of its worldwide business. While the Company believes it operates safely and prudently, there can be no assurance that all possible types of liabilities that may be incurred by the Company are covered by its insurance or that the dollar amount of such liabilities will not exceed the Company's policy limits.

In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations. However, because this is a forward-looking statement which contains risks and uncertainties, the actual resolution may be material if, for example, facts are uncovered which are not currently known by the Company or the Company is subject to an unforeseen, unfavorable ruling by a court.

13.   SUBORDINATED NOTES AND SERIES A PREFERRED STOCK
      -----------------------------------------------

On February 23, 1993, the Company sold subordinated notes and warrants for $3,535,000. The subordinated notes had a face value of $3,535,000 and were due on January 31, 2003. Interest on the notes was 8% per year and was payable as follows: 35% of the interest payable in June and December of each year, with the remaining 65% due on January 31, 2003. The deferred portion of the interest would bear interest at the same rate as the notes and could be prepaid by the Company. The notes had certain voting rights and certain covenants including antidilution provisions and other covenants, as defined. The noteholders were entitled to elect one member to the Company's Board of Directors.

The subordinated notes were recorded at a discounted value of $3,494,000 to record the fair value of warrants issued. Upon the closing of the Merger (see
Note 6), the noteholders surrendered the subordinated notes in connection with the exercise of the warrants and terminated all agreements with the Company except for an agreement for certain registration rights. In addition, upon the closing of the Merger, warrants to purchase 684,505 shares of common stock at $2.58 per share were issued to the noteholders in connection with their approval of the Merger.

In December 1996, warrants underlying 297,223 shares of common stock were exercised. In January 1997, the remaining 387,282 warrants were exercised.

14.   STOCK OPTIONS AND WARRANTS
      --------------------------

In conjunction with the Merger (see Note 6), the Company's stockholders approved the 1994 Incentive Stock Plan (the "1994 Plan") which authorizes the granting of incentive and nonqualified stock options, stock appreciation rights and stock awards (together the "Incentives") to officers, key employees, directors and consultants. All previously issued Bio-Pharm options were converted into the 1994 Plan. A maximum of 2,250,000 shares of common stock are issuable pursuant to the 1994 Plan. The two predecessor plans of Affinity, described below, have survived the Merger.

In January 1992, the Company established its 1992 Incentive Stock Plan (the "1992 Plan"), which authorizes the granting of Incentives to officers, key employees, directors and consultants. A maximum of 725,000 shares of common stock are issuable pursuant to the 1992 Plan. On June 16, 1993, the stockholders approved the Company's 1993 Incentive Stock Plan (the "1993 Plan"). The 1993 Plan authorizes the granting of Incentives to officers, key employees, directors and consultants. A maximum of 750,000 shares of common stock are issuable pursuant to the 1993 Plan.

The 1992, 1993 and 1994 Plans (collectively referred to as the "Plans") are administered by a committee of the Board of Directors, the members of which are ineligible to participate. The committee determines who will receive Incentives, the types of Incentives to be granted and the terms and conditions of such Incentives. To date, the Company has only granted nonqualified stock options, the exercise price of which was determined by the committee at the time the options were granted. Options issued under the Plans generally vest over five years. All options expire no later than ten years from the date of the grant.

During 1995, the Company's stockholders approved the 1994 Non-employee Director Stock Option Plan (the "Directors' Plan") which authorizes the granting of nonqualified stock options to non-employee members of the Board of Directors. A maximum of 300,000 shares of common stock are issuable pursuant to the Directors' Plan. Options are granted to eligible Board members each year based on a formula, as defined in the Directors' Plan.

In addition to options issued under the Plans and the Directors' Plan, certain other options have been issued. As of December 31, 1995 all options issued not pursuant to one of the plans indicated above have been exercised.

In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Effective January 1, 1995, the Company has elected to adopt the disclosure requirement of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and net loss per share for 1995 would have been $4,835,000 and $0.34, respectively, while net income and net income per share for 1996 would have been $522,000 and $0.02, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income (loss), may not be representative of that to be expected in future years. The weighted average fair value at the date of grant for options granted during 1995 and 1996 is estimated as $1.51 and $3.09 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 40%, risk-free interest rate of 6.46% in 1995 and 6.05% in 1996, and an expected option life of 6 years.

Information with respect to the nonqualified stock options granted under the Plans and the Directors' Plan and options granted separately from any plan is summarized as follows:

                                             1994                             1995                             1996
                                 ------------------------------ -------------------------------- --------------------------------
                                                   Wtd. Avg.                        Wtd. Avg.                        Wtd. Avg.
                                    Shares         Ex. Price        Shares          Ex. Price        Shares          Ex. Price
                                 -------------- --------------- ---------------  --------------- ---------------  ---------------
 Outstanding at beg. of year         1,541,738    $       0.38        2,774,780   $        1.56        2,898,710   $        1.78
   Acquired in conjunction
     with the Affinity Merger          937,280            3.54                -               -                -               -
   Granted                             585,317            2.27          501,360             3.02         859,950            6.32
   Exercised                                 -               -         (132,866)            1.01        (500,396)           0.77
   Canceled                           (289,555)           3.09         (244,564)            2.30        (175,425)           3.85
                                 -------------                     -------------                   --------------
 Outstanding at end of year          2,774,780            1.56        2,898,710             1.78       3,082,839            3.09
                                 =============                     =============                   ==============
 Exercisable at end of year          1,865,041            1.17        1,858,886             1.21       1,943,024            1.83
                                 =============                     =============                   ==============

The following table summarizes information about options outstanding at December
31, 1996:

                                            Options Outstanding                              Options Exercisable

                          --------------------------------------------------------  -------------------------------------
                                                 Wtd. Avg.
           Range of                              Remaining           Wtd. Avg.                             Wtd. Avg.
           Exercise             Number          Contractual          Exercise            Number             Exercise
            Prices           Outstanding       Life in Years           Price           Exercisable           Price
      ------------------  ------------------ ------------------  -----------------  -----------------  ------------------
         $0.12-$0.91                871,208         3.2           $    0.24                  871,208    $    0.24
         $1.87-$3.00              1,098,921         6.8                2.49                  763,726         2.52
         $3.38-$6.50                891,960         8.3                5.57                  308,090         4.66
         $6.69-$8.13                220,750         9.6                7.34                        -           -
                          ------------------                                        -----------------
                                  3,082,839         6.4                3.09                1,943,024         1.83
                          ==================                                        =================

As of December 31, 1996, 351,179 options were available for future grant under the Plans and the Directors' Plan.

In February 1997, the Company's stockholders approved the 1997 Equity Compensation Plan (the "1997 Plan"), which authorizes the granting of Incentives to employees, directors and key advisors. A maximum of 1,500,000 shares of common stock are issuable pursuant to the 1997 Plan. These option shares are not included in the December 31, 1996 options available for future grant indicated above.

15.   LEASES
      ------

The Company entered into a lease in 1989 for its corporate headquarters office space, which included reduced rental payments in the initial years of the lease. The accompanying financial statements reflect total rent expense on a straight-line basis over the term of the lease. The Company also has leases for its other 16 primary office and laboratory locations. Rent expense for all operating leases was $1,911,000, $2,732,000 and $3,182,00 in 1994, 1995 and 1996
respectively. The future minimum lease payments as of December 31, 1996, under the noncancelable operating leases for equipment and office space are as follows:

             1997                                        $  3,834,000
             1998                                           3,979,000
             1999                                           3,324,000
             2000                                           1,858,000
             2001                                           1,018,000
             2002 and thereafter                            9,579,000

Included in the future minimum lease payments above is a fifteen year lease for new office, laboratory and manufacturing facilities for the Pharmaceutics Services Division. This lease is for 124,000 square feet of space. The Pharmaceutics Services Division expects to phase in operations in this new facility over the next several years, beginning with 40,000 square feet in 1997.

As of December 31, 1996, the Company had issued a bank letter of credit for $300,000 to the landlord of its headquarters facility in lieu of a cash security deposit.



16.   EMPLOYEE RETIREMENT PLANS
      -------------------------

In January, 1991, the Company established a 401(k) Retirement Plan for all qualified U. S. employees. The employer contributions credited to the plan were charged to expense and were $53,000, $91,000 and $187,000 in 1994, 1995, and
1996, respectively. The plan also provides for discretionary contributions as approved by the Board of Directors. There were no discretionary contributions in 1994, 1995, or 1996.

In the United Kingdom, the Company operates defined contribution pension plans. The assets of the plans are held separately from those of the Company in eight independently administered funds. The employer contributions credited to the plan were charged to expense and were $197,000, $132,000 and $183,000 in 1994, 1995 and 1996 respectively.

Prior to acquisition, both RBI and THG maintained their own 401(k) Retirement Plans for qualified employees. These plans have been merged into the IBAH plan effective January 1, 1997. Since their acquisitions, $34,000 of employer match contributions have been made to these Plans.

17.   RELATED PARTY TRANSACTIONS
      --------------------------

At December 31, 1996, the Company had two mortgage receivables totaling $150,000 due from two former stockholders of THG (see Note 6). These mortgages are secured by a condominium and a personal residence and bear interest at 8% and 5.78%. Payments are in monthly installments of $765 and $773. These receivables are included in other assets on the accompanying balance sheet.

On January 19, 1996, the Company entered into a one-year agreement with Vector Securities International, Inc. ("Vector Securities"), an affiliate of Vector Later-Stage Equity Fund, L.P., a fund managed by Sandra Panem, a member of the Company's Board of Directors. Pursuant to the agreement, Vector Securities will provide strategic advisory services to the Company in return for standard up-front fees and fees related to any specific transactions consummated by the Company.

In January, 1992, Affinity entered into a five year contract for management advisory services with an entity controlled by the Chairman of the Company's Board. This contract provides for quarterly payments. Since the Merger, the Company incurred $74,000 under this contract in 1994, $87,000 in 1995 and $122,000 in 1996. This contract was terminated effective December 31, 1996.

At December 31, 1994, the Company had a $75,000 demand note from an employee. The demand note is secured by 25,000 shares of the Company's common stock and bears interest at prime, which was 8.5% at December 31, 1994. Interest income on this note for the year ended December 31, 1994, was $6,000. The note was repaid in 1995.

18.   OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
      --------------------------------------------------

The Company operates in two business segments: the Clinical Services Division and the Pharmaceutics Services Division (see Note 1). The following table presents information about the Company's operations by segment:

                                                                   Year Ended December 31,
                                                        ----------------------------------------------
                                                             1994             1995            1996
                                                        -------------    -------------    ------------
Net revenues
      Clinical Services Division                        $  32,911,000    $  40,272,000    $ 56,155,000
      Pharmaceutics Services Division                         709,000        2,594,000       6,001,000
                                                        -------------    -------------    ------------
                                                        $  33,620,000    $  42,866,000    $ 62,156,000
                                                        =============    =============    ============
Operating income(loss)
      Clinical Services Division                        $ (19,007,000)   $  (1,523,000)   $    (29,000)
      Pharmaceutics Services Division                        (876,000)      (1,379,000)        594,000
                                                        -------------    -------------    ------------
                                                        $ (19,833,000)   $  (2,902,000)   $    565,000
                                                        =============    =============    ============
Depreciation and Amortization
      Clinical Services Division                        $   1,152,000    $   1,590,000    $  2,431,000
      Pharmaceutics Services Division                         113,000          413,000         557,000
                                                        -------------    -------------    ------------
                                                        $   1,265,000    $   2,003,000    $  2,988,000
                                                        =============    =============    ============
Capital Expenditures
      Clinical Services Division                        $   2,221,000    $   1,336,000    $  2,504,000
      Pharmaceutics Services Division                       1,350,000          863,000         911,000
                                                        -------------    -------------    ------------
                                                        $   3,571,000    $   2,199,000    $  3,415,000
                                                        =============    =============    ============
Identifiable Assets
      Clinical Services Division                        $  28,288,000    $  36,370,000    $ 87,510,000
      Pharmaceutics Services Division                       2,284,000        3,155,000       4,616,000
                                                        -------------    -------------    ------------
                                                        $  30,572,000    $  39,525,000    $ 92,126,000
                                                        =============    =============    ============

The operating loss in the Clinical Services Division in 1994 and 1996 includes the $18,297,000 and $510,000 one-time charge to earnings for acquired research and development (see Note 6), respectively.

Domestic and export net revenues are not presented as export services from any one operating unit are less than 10% of consolidated net revenues.

The following table presents information about the Company's operations by geographic area:

                                                                   Year Ended December 31,
                                                        ----------------------------------------------
                                                             1994             1995            1996
                                                        -------------    -------------    ------------
   Net revenues
          United States                                 $  24,558,000    $  26,022,000    $ 41,261,000
          International                                     9,062,000       16,844,000      20,895,000
                                                        -------------    -------------    ------------
                                                        $  33,620,000    $  42,866,000      62,156,000
                                                        =============    =============    ============
   Operating income(loss)
          United States                                 $ (18,089,000)   $    (466,000)   $  3,253,000
          International                                    (1,794,000)      (2,436,000)     (2,688,000)
                                                        -------------    -------------    ------------
                                                        $ (19,833,000)   $  (2,902,000)        565,000
                                                        =============    =============    ============
   Identifiable Assets
          United States                                 $  20,721,000    $  19,097,000    $ 69,263,000
          International                                     9,851,000       20,428,000      22,863,000
                                                        -------------    -------------    ------------
                                                        $  30,572,000    $  39,525,000      92,126,000
                                                        =============    =============    ============

The international operations are concentrated primarily in western Europe.

The operating income (loss) in the United States in 1994 and 1996 includes the $18,297,000 and $510,000 one-time charge to earnings for acquired research and development (see Note 6), respectively.

Domestic and export net revenues are not presented as export services from any one operating unit are less than 10% of consolidated net revenues.

SIGNATURES
----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IBAH, Inc.

Date: March 27, 1997                   By: /s/ Geraldine A. Henwood
                                           ------------------------
                                           Geraldine A. Henwood
                                           Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 1997                   By: /s/ Geraldine A. Henwood
                                           ------------------------
                                           Geraldine A. Henwood
                                           Chief Executive Officer  and Director
                                           (Principal Executive Officer)

Date: March 27, 1997                   By: /s/ Leonard F. Stigliano
                                           ------------------------
                                           Leonard F. Stigliano
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: March 27, 1997                   By: /s/ Mark K. Brunhofer
                                           ---------------------
                                           Mark K. Brunhofer
                                           Corporate Controller
                                           (Principal Accounting Officer)

Date: March 27, 1997                   By: /s/ Ernst-Gunter Afting, Ph.D., M.D.
                                           ------------------------------------
                                           Ernst-Gunter Afting, Ph.D., M.D.
                                           Director

Date: March 27, 1997                   By: /s/ Winston J. Churchill, J.D.
                                           ------------------------------
                                           Winston J. Churchill, J.D.
                                           Chairman of the Board and Director

Date: March 27, 1997                   By: /s/ Victor J. Bauer, Ph.D.
                                           --------------------------
                                           Victor J. Bauer, Ph.D.
                                           Director

Date: March 27, 1997                   By: /s/ Edwin A. Bescherer, Jr.
                                           ---------------------------
                                           Edwin A. Bescherer, Jr.
                                           Director

Date: March 27, 1997                   By: /s/ Martyn D. Greenacre
                                           -----------------------
                                           Martyn D. Greenacre
                                           Director

Date: March 27, 1997                   By:
                                           ------------------------
                                           Judith L. Hardardt
                                           Director

Date: March 27, 1997                   By:
                                           ------------------------
                                           Sidney Jevons, Ph.D.
                                           Director

Date: March 27, 1997                   By: /s/ Sandra Panem, Ph.D.
                                           -----------------------
                                           Sandra Panem, Ph.D.
                                           Director

Date: March 27, 1997                   By: /s/ Richard L. Sherman,  J.D.
                                           -----------------------------
                                           Richard L. Sherman, J.D.
                                           Director