Form 10-Q
period 1997-03-31
IBAH INC
filed 1997-05-14
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarter ended  MARCH 31, 1997
                         or
     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from _________ to __________

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

                         Yes  X     No ___
                             ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 9, 1997 was $60,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 9, 1997 was 23,093,553.

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 ( unaudited)


                                 ASSETS                                  December 31,         March 31,
                                 ------                                     1996                1997
                                                                      ----------------     ----------------
CURRENT ASSETS:
 Cash and cash equivalents                                             $    15,588,000      $     9,137,000
 Short-term investments                                                      5,235,000            6,229,000
 Accounts receivable, net                                                   27,614,000           27,111,000
 Prepaid expenses and other                                                    868,000              884,000
                                                                      ----------------     ----------------
     Total current assets                                                   49,305,000           43,361,000

PROPERTY AND EQUIPMENT, net                                                  7,799,000            8,039,000

GOODWILL, net                                                               34,571,000           34,654,000

OTHER ASSETS                                                                   451,000              776,000
                                                                      ----------------     ----------------
                                                                       $    92,126,000      $    86,830,000
                                                                      ================     =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                     $     1,376,000      $     1,310,000
 Accounts payable                                                            3,497,000            2,060,000
 Other accrued expenses                                                      9,829,000            8,660,000
 Payable to independent investigators                                        2,585,000            4,900,000
 Deferred revenue                                                           22,812,000           16,902,000
                                                                      ----------------     ----------------
     Total current liabilities                                              40,099,000           33,832,000
                                                                      ----------------     ----------------
DEFERRED RENT                                                                  586,000              570,000
                                                                      ----------------     ----------------
LONG-TERM DEBT                                                               1,885,000            1,633,000
                                                                      ----------------     ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
  749,665 shares issued and outstanding as of
  December 31, 1996 and  March 31, 1997                                          7,000                7,000
 Common stock, $.01 par value, 50,000,000 shares authorized,
  22,023,846 shares issued and outstanding as of December 31, 1996
  and 22,515,553 shares issued and outstanding as of March 31, 1997            220,000              225,000
 Additional paid-in capital                                                 73,889,000           75,248,000
 Accumulated deficit                                                       (24,793,000)         (24,648,000)
 Cumulative translation adjustment                                             233,000              (37,000)
                                                                      ----------------     ----------------
     Total stockholders' equity                                             49,556,000           50,795,000
                                                                      ----------------     ----------------
                                                                       $    92,126,000      $    86,830,000
                                                                      ================     ================

        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                 For the Three Months Ended
                                                          March 31,
                                             -------------------------------
                                                  1996            1997
                                             ---------------  --------------
REVENUES                                     $    16,534,000  $   28,600,000
 Less- Reimbursed costs                            3,914,000       9,263,000
                                             ---------------  --------------

    Net revenues                                  12,620,000      19,337,000
                                             ---------------  --------------

OPERATING EXPENSES:
 Direct                                            6,316,000      10,810,000
 Selling, general and administrative               6,546,000       8,298,000
                                             ---------------  --------------

    Total operating expenses                      12,862,000      19,108,000
                                             ---------------  --------------

    Operating income (loss)                         (242,000)        229,000

INTEREST INCOME, net                                       -         152,000
                                             ---------------  --------------

 Income (loss) before income taxes                  (242,000)        381,000

INCOME TAXES                                               -         236,000
                                             ---------------  --------------

NET INCOME (LOSS)                            $      (242,000) $      145,000
                                             ===============  ==============



NET INCOME (LOSS) PER COMMON SHARE           $         (0.02) $         0.01
                                             ===============  ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        14,905,000      28,495,000
                                             ===============  ==============

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                             For the Three  Months Ended
                                                                      March 31,
                                                             -----------------------------
                                                                 1996             1997
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $  (242,000)      $   145,000
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities-
   Depreciation and amortization                                 530,000         1,054,000
   Deferred rent                                                 (20,000)          (26,000)
   Changes in assets and liabilities-
     (Increase) decrease in-
       Accounts receivable                                      (864,000)         (301,000)
       Prepaid expenses and other                                143,000           (44,000)
     Increase (decrease) in-
       Accounts payable and accrued expenses                  (1,464,000)       (2,391,000)
       Payables to independent investigators                      (4,000)        2,352,000
       Deferred revenue                                          801,000        (5,217,000)
                                                             -----------       -----------

          Net cash used in operating activities               (1,120,000)       (4,428,000)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                            (403,000)         (994,000)
 Purchases of property and equipment                            (514,000)         (993,000)
 Net cash acquired (paid) in business acquisitions                     -          (250,000)
 Other                                                            14,000          (339,000)
                                                             -----------       -----------

          Net cash used in investing activities                 (903,000)       (2,576,000)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                              145,000         1,164,000
 Payments on long-term debt                                     (314,000)         (330,000)
                                                             -----------       -----------

          Net cash provided by (used in) financing activities   (169,000)          834,000
                                                             -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (150,000)         (281,000)
                                                             -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,342,000)       (6,451,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,564,000        15,588,000
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 5,222,000       $ 9,137,000
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                               $    80,000       $    68,000
                                                             ===========       ===========
 Equipment acquired under capital lease obligations          $         -       $    37,000
                                                             ===========       ===========

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION:
          ---------------------

     There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The statements for the periods ended March 31, 1996 and 1997 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

NOTE 2.   PRINCIPLES OF CONSOLIDATION:
          ---------------------------

     The consolidated financial statements include the accounts of IBAH, Inc.
and its subsidiaries.   All material intercompany balances and transactions have
been eliminated.

NOTE 3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
          -------------------------------------------------

     Cash and cash equivalents include highly liquid investments which have original remaining maturities of less than ninety days. At March 31, 1997 and December 31, 1996, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both March 31, 1997 and December 31, 1996 there were no significant unrealized gains or losses.

     Investments are held at market value and at March 31, 1997 and December 31, 1996 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:

                                          December 31, 1996  March 31, 1997
                                          -----------------  --------------
CASH AND CASH EQUIVALENTS:
     Money market funds and demand
      accounts                                  $ 5,447,000     $ 6,069,000
     U.S. government securities                   6,313,000         796,000
     Repurchase agreement                         2,092,000       1,776,000
     Commercial paper                             1,736,000         496,000
                                                -----------     -----------
                                                 15,588,000       9,137,000
                                                -----------     -----------
INVESTMENTS:
     U.S. government securities                   3,497,000       1,850,000
     Commercial paper                             1,738,000       4,379,000
                                                -----------     -----------
                                                  5,235,000       6,229,000
                                                -----------     -----------

                                                $20,823,000     $15,366,000
                                                ===========     ===========

NOTE 4.   ACCOUNTS RECEIVABLE:
          --------------------

                                       December 31,     March 31,
                                          1996            1997
                                       ------------    -----------
Trade:
     Billed                            $17,548,000     $14,197,000
     Unbilled                           10,590,000      13,469,000
     Allowance for doubtful accounts      (524,000)       (555,000)
                                       -----------     -----------

                                       $27,614,000     $27,111,000
                                       ===========     ===========

NOTE 5.   EARNINGS PER SHARE ("EPS"):
          ---------------------------

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," was issued February, 1997. SFAS 128 requires dual presentation of basic and diluted EPS for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. For the three months ended March 31, 1997 and 1996, the basic and diluted EPS measured under SFAS 128 is not materially different from primary and fully-diluted EPS calculated under APB 15.

NOTE 6.   MERGER  WITH PHARMACO PTY., LTD. ("PPL"):
          -----------------------------------------

On May 5, 1997, the Company acquired all of the outstanding shares of stock of PPL in exchange for 575,000 shares of the Company's common stock. PPL is a provider of clinical trial, regulatory, data management and health economics services in Australia and New Zealand. PPL is being integrated with the Company's existing Australian operations. This acquisition will be accounted for as a pooling of interests. Based upon a preliminary analysis of the information received from PPL, this pooling of interests transaction will be immaterial to the Company's financial statements. As it is anticipated that the transaction will be deemed immaterial, retroactive restatement of prior period financial information should not be required. Upon final analysis, if it is determined that this transaction is material, prior period financial statements will be retroactively restated in conformity with Accounting Principles Board Opinion No. 16, "Business Combinations."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS

Three months ended March 31, 1997 versus the three months ended March 31, 1996

REVENUES
--------

     Revenues for the three months ended March 31, 1997 were $28,600,000, an increase of 73.0% over the same period in 1996. Approximately half of the increase was due to organic growth, with the remainder principally due to The Hardardt Group ("THG") acquisition on October 1, 1996.

REIMBURSED COSTS
----------------

     Reimbursed costs were $9,263,000 for the first quarter ended March 31, 1997, or 32.4% of total revenues as compared to 23.7% for the comparable period in 1996. The increase as a percentage of total revenues is a result of a change of mix in the business from period to period, whereby more revenue was recognized from contracts where costs are passed through to clients. The THG acquisition increased the services performed by the Company in clinical trials management; and therefore, increased the associated reimbursed costs related to independent investigator payments and travel costs for monitoring these investigators.

NET REVENUES
------------

     Net revenues for the first quarter of 1997 were $19,337,000, an increase of 53.2% as compared to the first quarter of 1996, of which 19.5% was due to internal growth without acquisitions. Increases in revenues were recorded in the US CRO (up 119%, 37.6% of which was organic growth) and Pharmaceutics (up 81.3%) being partially offset by a decrease in International CRO revenues (down 24.4%). Sequentially from the fourth quarter of 1996, net revenues decreased by 5.6%, principally due to the US CRO, where net revenues declined from record fourth quarter 1996 net revenues. The US CRO had completed a major new drug application ("NDA") for a large multi-national pharmaceutical company during the fourth quarter. Following completion of this successful NDA, the US CRO did not have sufficient work in biometrics and clinical writing in the first quarter. The Company believes that this down-turn in biometrics and clinical writing work is temporary and is expected to reverse itself in the second quarter of 1997.

DIRECT EXPENSES
---------------

     Direct expenses for the first quarter of 1997 were $10,810,000, or 55.9% of net revenues, as compared to 50.0% in the first quarter of 1996. The increase in direct expenses as a percentage of net revenues from quarter to quarter was principally due to the mix effect in the US CRO where clinical trials revenues increased as a percentage of revenues, and the impact of the International CRO performance where revenues declined from 1996 to a point where productivity was negatively impacted. Direct expenses include all compensation and other direct expenses associated with revenue producing departments.

SELLING, GENERAL & ADMINISTRATIVE
---------------------------------

     Selling, general and administrative expenses for the first quarter of 1997 were $8,298,000, or 42.9% of net revenues, as compared to 51.9% for the same period in 1996. The dramatic decrease was due to the US CRO business where selling, general and administrative expenses as a percentage of net revenues decreased from 51.0% in 1996 to 36.7% in 1997. The improvement is due to net revenue growth quarter to quarter of 119% without the concomitant growth in indirect expenses.

INTEREST INCOME (NET)
---------------------

     Net interest income for the first quarter of 1997 was $152,000 as compared to zero in the comparable 1996 period. The change was entirely due to changes in cash balances.

PROJECT BACKLOG
---------------

     Due to the uncertainty and fluctuations that may occur in contract backlog, the Company, consistent with other major CROs, will no longer report contract backlog. However, the Company had its most successful quarter of new business in its history, reporting $50 million of new business (signed contracts or letters of intent only).

DIVISIONAL BREAKDOWN (FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996)-(SEE PAGE
-----------------------------------------------------------------------------
10)
---

     Net revenues of the US CRO increased by 119%, 37.6% without acquisitions, on a comparable quarter basis. Operating profit improved from a loss of $116,000 to a profit of $1,524,000 from 1996 to 1997, a result of the favorable impact of greater revenue volume, including revenue from THG, and general improvement in indirect expenses as a percentage of net revenues.

     International net revenues decreased by 24.4% from the first quarter of 1996 to the first quarter of 1997, due to sequentially declining backlog from quarter to quarter and the impact of a major project that was placed on hold in the middle of 1996 and re-initiated in March 1997. The loss of revenues from quarter to quarter similarly impacted operating losses which increased to $1,643,000.

     Pharmaceutics net revenues increased 81.3% in the first quarter of 1997 over the first quarter of 1996 to $2,128,000. The continued increase in revenue volume also favorably impacted operating profit which improved five-fold to $348,000 in the quarter ended March 31, 1997 over the comparable quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $15,366,000 as compared to $20,823,000 as of December 31, 1996. Working capital as of March 31, 1997 was $9,529,000 as compared to $9,206,000 as of December 31, 1996. The decline in cash balances from year-end 1996 to March 31, 1997 was principally due to utilization of customer deposits during the quarter. These deposits fluctuate during the year based on the mix of projects the Company is currently conducting.

     Although the Company does not believe that it requires financing for working capital purposes, it may seek additional cash infusions for expansion of
operations, for strategic acquisitions or for competitive reasons.   The
Company intends to reinvest any positive cash flow from operations to support operations through additional capital spending to improve its competitive position.

     Based on the foregoing and other factors, and while there can be no assurance that external financing will be available on terms acceptable to the Company, the Company believes that it has, or has access to, adequate working capital to meet its strategic objectives and fund its operations for the foreseeable future.

     This document may contain "forward-looking" statements. These statements carry risks and uncertainties that could cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with acquisitions; the loss or delay of large contracts for regulatory or other reasons; a letter of intent on a substantial project that does not materialize into a signed contract for all or a material portion of that project; fluctuations in foreign currencies; and the competition or consolidation within the pharmaceutical industry.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):



IBAH, Inc.

Divisional Statement of Operations          US Clinical            International                                IBAH, Inc.
                                             Services             Clinical Services      Pharmaceutics         Consolidated
                                        ---------------------- ---------------------- -------------------- ------------------------
(unaudited)                                                          Three Months Ended March 31,
                                        ---------------------- ---------------------- -------------------- ------------------------
                                           1996       1997        1996       1997        1996      1997        1996        1997
                                           ----       ----        ----       ----        ----      ----        ----        ----
Net revenues                             $  5,980   $  13,077    $ 5,465   $  4,132     $ 1,175   $ 2,128   $  12,620    $ 19,337
                                        ---------------------- ---------------------- -------------------- ------------------------

Operating expenses:
     Direct expenses                        3,044       6,757      2,580      2,800         692     1,253       6,316      10,810
     Selling, general & administrative      3,052       4,796      3,077      2,975         417       527       6,546       8,298
                                        ---------------------- ---------------------- -------------------- ------------------------

Operating income (loss)                  $   (116)  $   1,524    $  (192)  $ (1,643)    $    66   $   348   $    (242)   $    229
                                         ========= =========== ========== =========== ========== ========= ============ ===========

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

(A) EXHIBITS

          11      Computation of Net Income (Loss) per Common Share.

(B) REPORTS ON FORM 8-K

          None.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IBAH, INC.

Date:  May 14, 1997                By   /s/ Geraldine A. Henwood
                                        ------------------------
                                        Geraldine A. Henwood
                                        Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 14, 1997                By:   /s/ Geraldine A. Henwood
                                         ------------------------
                                         Geraldine A. Henwood
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date:  May 14, 1997                By:   /s/ Leonard F. Stigliano
                                         ------------------------
                                         Leonard F. Stigliano
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                          EXHIBIT                       SEQUENTIALLY
                                                                  NUMBERED PAGE



  11            Computation of Net Income (Loss) per Common Share       14