Form 10-Q
period 1997-06-30
IBAH INC
filed 1997-08-13
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the quarter ended  June 30, 1997
                                      or
     [   ]  Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [No Fee Required]
            For the transition period from           to
                                           ---------    ---------
                          Commission File No. 0-19892

                                  IBAH, Inc.
            (Exact name of registrant as specified in its charter)

     Delaware                                                  52-1670189
     --------                                                  ----------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                     Identification Number)

  Four Valley Square, 512 Township Line Road, Blue Bell, Pennsylvania  19422
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 7, 1997 was $60,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on August 7, 1997 was 23,103,562

Part I - Financial Information
  Item 1. Financial Statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)

                              ASSETS                             December 31,          June 30,
                              ------                                 1996                1997
                                                                 ------------        ------------
CURRENT ASSETS:
 Cash and cash equivalents                                        $15,588,000         $ 7,200,000
 Short-term investments                                             5,235,000           1,642,000
 Accounts receivable, net                                          27,614,000          34,341,000
 Prepaid expenses and other                                           868,000           1,246,000
                                                                 ------------        ------------
     Total current assets                                          49,305,000          44,429,000

PROPERTY AND EQUIPMENT, net                                         7,799,000           8,812,000

GOODWILL, net                                                      34,571,000          34,271,000

OTHER ASSETS                                                          451,000             257,000
                                                                 ------------        ------------
                                                                  $92,126,000         $87,769,000
                                                                 ============        ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                                 $1,376,000          $1,398,000
 Accounts payable                                                   3,497,000           2,574,000
 Other accrued expenses                                             9,829,000          10,723,000
 Payable to independent investigators                               2,585,000           3,507,000
 Deferred revenue                                                  22,812,000          19,425,000
                                                                 ------------        ------------
     Total current liabilities                                     40,099,000          37,627,000
                                                                 ------------        ------------
DEFERRED RENT                                                         586,000             559,000
                                                                 ------------        ------------
LONG-TERM DEBT                                                      1,885,000           1,487,000
                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 2,000,000 shares authorized,
  749,665 shares issued and outstanding as of
  December 31, 1996 and  June 30, 1997                                  7,000               7,000
 Common stock, $.01 par value, 50,000,000 shares authorized,
  22,023,846 shares issued and outstanding as of
  December 31, 1996 and 23,098,010 shares issued and
  outstanding as of June 30, 1997                                     220,000             231,000
 Additional paid-in capital                                        73,889,000          75,274,000
 Accumulated deficit                                              (24,793,000)        (27,367,000)
 Cumulative translation adjustment                                    233,000             (49,000)
                                                                 ------------        ------------
     Total stockholders' equity                                    49,556,000          48,096,000
                                                                 ------------        ------------
                                                                  $92,126,000         $87,769,000
                                                                 ============        ============

        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                       For the Three Months Ended    For the Six Months Ended
                                                June 30,                    June 30,
                                       --------------------------    -------------------------
                                           1996          1997           1996          1997
                                       ------------  ------------    ------------  -----------
REVENUES                                $18,978,000   $29,358,000    $35,512,000   $57,938,000
 Less- Reimbursed costs                   5,019,000     8,370,000      8,933,000    17,633,000
                                       ------------  ------------    ------------  -----------
    Net revenues                         13,959,000    20,988,000     26,579,000    40,305,000
                                       ------------  ------------    ------------  -----------
OPERATING EXPENSES:
 Direct                                   7,445,000    11,156,000     13,761,000    21,815,000
 Selling, general and administrative      6,500,000     9,457,000     13,046,000    17,586,000
 Restructuring costs                              -     1,078,000              -     1,078,000
                                       ------------  ------------    ------------  -----------
    Total operating expenses             13,945,000    21,691,000      26,807,000   40,479,000
                                       ------------  ------------    ------------  -----------
    Operating income (loss)                  14,000      (703,000)       (228,000)    (174,000)

MERGER COSTS                                      -      (176,000)              -     (176,000)

INTEREST INCOME, net of
 interest expense                           138,000       141,000         138,000      293,000
                                       ------------  ------------    ------------  -----------
 Income (loss) from continuing
    operations before income taxes          152,000      (738,000)        (90,000)     (57,000)

INCOME TAXES                                      -       256,000               -      492,000
                                       ------------  ------------    ------------  -----------
 Income (loss) from continuing
    operations                              152,000      (994,000)        (90,000)    (549,000)

LOSS FROM DISCONTINUED OPERATIONS,
 including loss on disposal
 of $1,547,000                                    -    (1,854,000)              -   (2,154,000)
                                       ------------  ------------    ------------  -----------

NET INCOME (LOSS)                      $    152,000  $ (2,848,000)   $    (90,000) $(2,703,000)
                                       ============  ============    ============  ===========

NET INCOME (LOSS) PER SHARE--
 CONTINUING OPERATIONS                 $       0.01  $      (0.04)   $      (0.01) $     (0.02)
 DISCONTINUED OPERATIONS                          -         (0.08)              -        (0.10)
                                       ------------  ------------    ------------  -----------
    NET INCOME (LOSS) PER COMMON
    SHARE                              $       0.01  $      (0.12)   $      (0.01) $     (0.12)
                                       ============  ============    ============  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               24,801,000    22,875,000      16,288,000   22,665,000
                                       ============  ============    ============  ===========

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                             For the Six  Months Ended
                                                                     June 30,
                                                             --------------------------
                                                                1996           1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $   (90,000)   $(2,703,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities-
   Depreciation and amortization                               1,126,000      2,114,000
   Deferred rent                                                 (47,000)       (27,000)
   Discontinued operations                                             -      2,154,000
   Changes in assets and liabilities-
     (Increase) decrease in-
       Accounts receivable                                     1,815,000     (7,477,000)
       Prepaid expenses and other                                (68,000)      (335,000)
     Increase (decrease) in-
       Accounts payable and accrued expenses                  (1,505,000)    (1,521,000)
       Payables to independent investigators                     (52,000)       964,000
       Deferred revenue                                       (3,032,000)    (2,447,000)
                                                             -----------    -----------
          Net cash used in operating activities               (1,853,000)    (9,278,000)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption (Purchases) of short-term investments                (28,000)     3,593,000
 Purchases of property and equipment                          (1,157,000)    (2,376,000)
 Net cash paid in business acquisitions                                -       (209,000)
 Net investing activity of discontinued operations                     -       (146,000)
 Other                                                            36,000       (295,000)
                                                             -----------    -----------
          Net cash provided by (used) in investing
           activities                                         (1,149,000)       567,000
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of expenses          18,261,000      1,195,000
 Proceeds from issuance of debt, net of expenses                  27,000              -
 Payments on long-term debt                                     (669,000)      (468,000)
                                                             -----------    -----------
          Net cash provided by financing activities           17,619,000        727,000
                                                             -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (160,000)      (404,000)
                                                             -----------    -----------
NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS         14,457,000     (8,388,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,564,000     15,588,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $22,021,000    $ 7,200,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                               $   157,000    $   132,000
                                                             ===========    ===========
 Equipment acquired under capital lease obligations          $         -    $   129,000
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The statements for the periods ended June 30, 1996 and 1997 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

NOTE 2.  PRINCIPLES OF CONSOLIDATION:
         ---------------------------

     The consolidated financial statements include the accounts of IBAH, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

NOTE 3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
         -------------------------------------------------

     Cash and cash equivalents include highly liquid investments which have original remaining maturities of less than ninety days. At June 30, 1997 and December 31, 1996, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both June 30, 1997 and December 31, 1996 there were no significant unrealized gains or losses.

     Investments are held at market value and at June 30, 1997 and December 31, 1996 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:

                                                    December 31, 1996               June 30, 1997
                                                 -----------------------          ------------------

CASH AND CASH EQUIVALENTS:
     Money market funds and demand accounts                  $ 5,447,000                  $5,577,000
     U.S. government securities                                6,313,000                     347,000
     Repurchase agreement                                      2,092,000                     980,000
     Commercial paper                                          1,736,000                     296,000
                                                             -----------                  ----------
                                                              15,588,000                   7,200,000
                                                             -----------                  ----------
INVESTMENTS:
     U.S. government securities                                3,497,000                   1,392,000
     Bank Certificate of Deposit                                       _                     250,000
     Commercial paper                                          1,738,000                           -
                                                             -----------                  ----------
                                                               5,235,000                   1,642,000
                                                             -----------                  ----------
                                                             $20,823,000                  $8,842,000
                                                             ===========                  ==========

NOTE 4.    ACCOUNTS RECEIVABLE:
           --------------------

                                            December 31,              June 30,
                                                1996                    1997
                                           --------------          --------------
 Trade:
     Billed                                   $17,548,000             $22,345,000
     Unbilled                                  10,590,000              12,551,000
     Allowance for doubtful accounts             (524,000)               (555,000)
                                           --------------          --------------
                                              $27,614,000             $34,341,000
                                           ==============          ==============

NOTE 5.    EARNINGS PER SHARE ("EPS"):
           ---------------------------
     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," was issued February, 1997. SFAS 128 requires dual presentation of basic and diluted EPS for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. For the six months ended June 30, 1997 and 1996, and for the three months then ended, the basic and diluted EPS measured under SFAS 128 is not materially different from primary and fully-diluted EPS calculated under APB 15.

     For the six and three months ended June 30, 1997 and the six months ended June 30, 1996, common stock equivalents are antidilutive and have not been considered in the net loss per share computations. For the three months ended June 30, 1996, shares used in calculating earnings per share include dilutive, common stock equivalents--options, warrants and convertible preferred stock.

NOTE 6.  MERGER  WITH PHARMACO PTY., LTD. ("PPL"):
         -----------------------------------------

     On May 5, 1997, the Company acquired all of the outstanding shares of stock of PPL in exchange for 575,000 shares of the Company's common stock. PPL is a provider of clinical trial, regulatory, data management and health economics services in Australia and New Zealand. PPL has been integrated with the Company's existing Australian operations. This merger was accounted for as a pooling of interests. Upon final analysis, it has been determined that this transaction is not material to the Company's financial results taken as a whole, and as such, prior period financial statements have not been retroactively restated in conformity with Accounting Principles Board Opinion No. 16, "Business Combinations." The results of operations of PPL have been included in the consolidated operating results from the effective date of the merger. The $176,000 of costs associated with this merger have been charged to earnings as a separate component of continuing operations.

NOTE 7.  BANK LOANS:
         -----------

     The Company is currently renegotiating its banking relationship. The Company anticipates adding a $7,000,000 term loan facility as well as renewing the existing $5,000,000 credit facility. As of June 30, 1997, the balance outstanding under the existing credit arrangement was $1,250,000. The Company anticipates using the additional term loan facility to finance new leasehold improvements and new capital equipment for the Pharmaceutics Division and to enhance the Company's information systems infrastructure.

NOTE 8.  DISCONTINUED OPERATIONS:
         ------------------------

     On June 21, 1997, the Company closed the software commercialization business unit of Resources Biometrics, Inc. ("RBI"), a wholly-owned subsidiary of the Company. Accordingly, all operating results have been reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $307,000 for the three months ended June 30, 1997 and a net loss of $607,000 for the six months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 has been recorded in the three months ended June 30, 1997. At the time of the acquisition of RBI, approximately 25% of the purchase price was allocated to the software commercialization business unit. The majority of the purchase price allocation was to the service portion of this business, which has given the Company a viable and active CRO presence on the West Coast. The loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The remaining liabilities related to the loss on disposal at June 30, 1997 are $894,000 and are included in "Other accrued expenses" on the consolidated balance sheet.

NOTE 9.  RESTRUCTURING CHARGES:
         ----------------------

     In June, 1997, the Company implemented a restructuring plan for the International CRO. The Company has recorded a one-time restructuring charge of $1,078,000, consisting primarily of termination benefits for fourteen employees and an accrual for lease-related charges. As of June 30, 1997, seven employees have been terminated and an immaterial amount of termination benefits has been paid.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Results of Operations

Three months ended June 30, 1997 versus the three months ended June 30, 1996

IBAH, Inc.
Consolidated Statement of Operations
(amounts in thousands)
(unaudited)

                                                                           For the Three Months Ended
                                                                                    June 30,
                                                           -------------------------------------------------------

                                                                                                      1997 (1)
                                                                 1996               1997            (As Restated)
                                                           --------------     -------------     ------------------

Revenues                                                          $18,978           $29,358               $ 29,358
   Less-Reimbursed costs                                            5,019             8,370                  8,370
                                                           --------------     -------------     ------------------
   Net revenues                                                    13,959            20,988                 20,988
Operating expenses:
   Direct                                                           7,445            11,156                 11,156
   Selling, general and administrative                              6,500             9,457                  9,457
   Restructuring costs                                                  -             1,078                      -
                                                           --------------     -------------     ------------------
Operating income (loss)                                                14              (703)                   375
   Merger costs                                                         -              (176)                     -
   Interest income (expense), net                                     138               141                    141
                                                           --------------     -------------     ------------------
Income (loss) from continuing operations before taxes                 152              (738)                   516
   Income taxes                                                         -               256                    256
                                                           --------------     -------------     ------------------
Income (loss) from continuing operations                              152              (994)                   260
   Loss from discontinued operations                                    -            (1,854)                     -
                                                           --------------     -------------     ------------------
Net income (loss)                                                 $   152           $(2,848)              $    260
                                                           ==============     =============     ==================

(1) Restated to exclude one-time charges for the cost to restructure the operations of the International CRO, for costs related to the PPL merger and for the disposal of the RBI software commercialization business unit.

Revenues
--------

     Revenues for the three months ended June 30, 1997 were $29,358,000, an increase of 54.7% over the same period in 1996. Approximately half of the increase was due to organic growth in all business segments, with the remainder principally due to The Hardardt Group ("THG") acquisition on October 1, 1996.

Reimbursed costs
----------------

     Reimbursed costs were $8,370,000 for the first quarter ended June 30, 1997, or 28.5% of total revenues as compared to 26.4% for the comparable period in 1996. The increase as a percentage of total revenues is a result of a change of mix in the business from period to period, whereby more revenue was recognized from contracts where pass-through costs are reimbursed by clients. The THG acquisition increased the services performed by the Company in clinical trials management; and therefore, increased the associated reimbursed costs related to independent investigator payments and travel costs for monitoring these investigational sites.

Net revenues
------------

     Net revenues for the second quarter of 1997 were $20,988,000, an increase of 50.4% as compared to the second quarter of 1996, of which 20.3% was due to internal growth without acquisitions. Increases in revenues were recorded in the US CRO (up 100.8%, 35.9% of which was organic growth) and Pharmaceutics (up 64.0%) being partially offset by a decrease in International CRO revenues (down 14.5%). Sequentially, net revenues for the second quarter increased by 8.7% over first quarter of 1997, due principally to the International CRO where net revenues increased by 17.3% over the first quarter net revenues.

Direct expenses
---------------

     Direct expenses for the second quarter of 1997 were $11,156,000, or 53.2% of net revenues, as compared to 53.3% in the second quarter of 1996. Direct expenses include all compensation and other direct expenses associated with revenue producing departments.

Selling, general & administrative
---------------------------------

     Selling, general and administrative expenses for the second quarter of 1997 were $9,457,000, or 45.1% of net revenues, as compared to 46.6% for the same period in 1996. The improvement was due principally to the US CRO business where selling, general and administrative expenses as a percentage of net revenues decreased from 42.2% in 1996 to 37.0% in 1997. The US CRO showed this improvement because the revenue volume for this business has continued to grow more quickly than its infrastructure needs.

Restructuring Costs
-------------------

     In June 1997, as part of a full review of International CRO operations, the Company implemented a restructuring plan to reduce the indirect costs in the Division. These changes have not adversely affected clients or staff assigned to projects, but have reduced administrative personnel and, in some cases, have allowed for consolidation of office space to more favorable lease situations.
It is anticipated that this restructuring will enhance opportunities for profitable revenue growth in the future, and will reduce the existing indirect expense annual run-rate between $700,000 and $1,000,000. The Company recorded a one-time restructuring charge of $1,078,000 consisting primarily of severance and lease related expenses.

Merger Costs
------------

     The merger costs incurred during the three months ended June 30, 1997 relate entirely to the merger with Pharmaco Pty. Ltd. ("PPL"), an Australian based CRO. The costs related to this transaction have been charged to earnings as this merger is accounted for as a pooling of interests.

Interest income, net of interest expense
----------------------------------------

     Net interest income for the second quarter of 1997 was $141,000 as compared to $138,000 in the comparable 1996 period.

Discontinued Operations
-----------------------

RBI's software commercialization business unit was closed on June 21, 1997. Accordingly, all operating results have been reclassified from continuing operations to discontinued operations. This unit has recorded a net loss of $307,000 for three months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 has been recorded in the three months ended June 30, 1997. This loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The strategic decision to close this unit allows the Company to move from a focus on software commercialization towards developments that contribute directly to internal process improvements and speed. Although there are some one-time costs associated with this decision, the Company believes that focusing on its core competencies in service delivery will enhance business performance going forward There were no charges to discontinued operations for the second quarter of 1996.

Net Income (loss)
-----------------

     Net loss for the quarter ended June 30, 1997 was $2,848,000 or $.12 per share as compared to a profit in the comparable 1996 period of $152,000 or $.01 per share. Net income, excluding the one-time charges for the discontinued RBI software commercialization business unit, the PPL merger costs and the International CRO restructuring, was $260,000 or $.01 per share for the quarter ended June 30, 1997.

Six months ended June 30, 1997 versus the six months ended June 30, 1996

IBAH, Inc.
Consolidated Statement of Operations
(amounts in thousands)
(unaudited)

                                                                            For the Six Months Ended
                                                                                    June 30,
                                                           --------------------------------------------------------

                                                                                                       1997 (1)
                                                                 1996                1997            (As Restated)
                                                           --------------      -------------     ------------------

Revenues                                                          $35,512            $57,938               $ 57,938
   Less-Reimbursed costs                                            8,933             17,633                 17,633
                                                           --------------      -------------     ------------------
   Net revenues                                                    26,579             40,305                 40,305
Operating expenses:
   Direct                                                          13,761             21,815                 21,815
   Selling, general and administrative                             13,046             17,586                 17,586
   Restructuring costs                                                  -              1,078                      -
                                                           --------------      -------------     ------------------
Operating income (loss)                                              (228)              (174)                   904
   Merger costs                                                         -               (176)                     -
   Interest income (expense), net                                     138                293                    293
                                                           --------------      -------------     ------------------
Income (loss) from continuing operations before taxes                 (90)               (57)                 1,197
   Income taxes                                                         -                492                    492
                                                           --------------      -------------     ------------------
Income (loss) from continuing operations                              (90)              (549)                   705
   Loss from discontinued operations                                    -             (2,154)                     -
                                                           --------------      -------------     ------------------
Net income (loss)                                                 $   (90)           $(2,703)              $    705
                                                           ==============      =============     ==================


(1) Restated to exclude one-time charges for the cost to restructure the operations of the International CRO, for costs related to the PPL merger and for the disposal of the RBI software commercialization business unit.

Revenues
--------

     Revenues for the six months ended June 30, 1997 were $57,938,000, an increase of 63.2% over the same period in 1996.

Reimbursed costs
----------------

     Reimbursed costs were $17,633,000, or 30.4% of total revenues for the six-month period in 1997 as compared to 25.2% for the six month period in 1996. The increase as a percentage of total revenues is a result of a change of mix in the business from period to period, whereby more revenue was recognized from contracts where pass-through costs are reimbursed by clients. The THG acquisition increased the services performed by the Company in clinical trials management; and therefore, increased the associated reimbursed costs related to independent investigator payments and travel costs for monitoring these investigational sites.

Net revenues
------------

     Net revenues for the six-month period ended June 30, 1997 were $40,305,000, an increase of 51.6% over the six month period in 1996, of which 19.9% was due to internal growth without acquisitions. Increases in revenues were recorded in the US CRO (up 109.0%, 36.7% of which was organic growth) and Pharmaceutics (up 71.8%) being partially offset by a decrease in International CRO revenues (down 19.3%).

Direct expenses
---------------

     Direct expenses for the six months of 1997 were $21,815,000, or 54.1% of net revenues, as compared to 51.8% for the same period in 1996. The increase in direct expenses as a percentage of net revenues from year to year was due principally to the mix effect in the US CRO where clinical trials revenues increased as a percentage of revenues, and the impact of the International CRO performance where revenues declined from 1996 to a point where productivity was negatively impacted. Direct expenses include all compensation and other direct expenses associated with revenue producing departments.

Selling, general & administrative
---------------------------------

     Selling, general and administrative expenses for the six months ended June 30, 1997 were $17,586,000 or 43.6% of net revenues, as compared to 49.1% for the same period in 1996. The improvement was due principally to the US CRO business where selling, general and administrative expenses as a percentage of net revenues decreased from 46.3% in 1996 to 36.2% in 1997. The US CRO showed this improvement because the revenue volume for this business has continued to grow more quickly than its infrastructure needs.

Restructuring Costs
-------------------

     In June 1997, as part of a full review of International CRO operations, the Company implemented a restructuring plan to reduce the indirect costs in the Division. These changes have not adversely affected clients or staff assigned to projects, but have reduced administrative personnel and, in some cases, have allowed for consolidation of office space to more favorable lease situations.
It is anticipated that this restructuring will enhance opportunities for profitable revenue growth in the future, and will reduce the existing indirect expense annual run-rate between $700,000 and $1,000,000. The Company recorded a one-time restructuring charge of $1,078,000 consisting primarily of severance and lease related expenses.

Merger Costs
------------

The merger costs incurred during the six months ended June 30, 1997 relate entirely to the merger with Pharmaco Pty. Ltd. ("PPL"), an Australian based CRO. The costs related to this transaction have been charged to earnings as this merger is accounted for as a pooling of interests.

Interest income, net of interest expense
----------------------------------------

     Net interest income for six months ended June 30, 1997 was $293,000 as compared to $138,000 in the comparable 1996 period. The change was entirely due to changes in cash balances.

Discontinued Operations
-----------------------

RBI's software commercialization business unit was closed on June 21, 1997. Accordingly, all operating results have been reclassified from continuing operations to discontinued operations. This unit has recorded a net loss of $607,000 for six months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 has been recorded in the six months ended June 30, 1997. This loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The strategic decision to close this unit allows the Company to move from a focus on software commercialization towards developments that contribute directly to internal process improvements and speed. Although there are some one-time costs associated with this decision, the Company believes that focusing on its core competencies in service delivery will enhance business performance going forward There were no charges to discontinued operations for the first six months of 1996.

Net Income (loss)
-----------------

     Net loss for the six months ended June 30, 1997 was $2,703,000 or $.12 per share as compared to a net loss in the comparable 1996 period of $90,000 or $.01 per share. Net income, excluding the one-time charges for the discontinued RBI software commercialization business unit, the PPL merger costs and the International CRO restructuring, was $705,000 or $.02 per share for the six months ended June 30, 1997.

Project backlog
---------------

     The Company is having success in acquiring new business in the US CRO, International CRO and Pharmaceutics Divisions. However, due to the uncertainty and fluctuations that may occur in contract backlog, the Company, consistent with other major CROs, no longer reports contract backlog.

Divisional Breakdown (second quarter 1997 versus second quarter 1996)-(See Page
-------------------------------------------------------------------------------
15)
---

     Net revenues of the US CRO increased by 100.8%, (35.9% without acquisitions), on a comparable quarter basis. Operating income, before one-time charges, for this Division was $1,599,000 for the second quarter of 1997, a 368% increase over the comparable quarter of 1996, reflecting increased revenue growth and productivity improvements for this Division. The US CRO continues its trend of obtaining strong new business commitments.

     The operating results of this Division exclude the results of the discontinued RBI software commercialization business unit. All operating results for this unit have been reclassified from continuing operations to discontinued operations. The Company anticipates an annual savings in excess of $800,000 related to discontinuing this unit. A one-time charge of $1,854,000 for discontinued operations is included in the second quarter 1997 statement of operations. This charge is comprised of $1,547,000 related to the disposal of the software commercialization business unit and operating losses for this unit of $307,000 during the quarter. The loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space.

     International net revenues decreased by 14.5% from the second quarter of 1996 to the second quarter of 1997. However, on a sequential quarter basis , net revenue increased 17.3% from the first quarter. Additionally, operating losses before one-time charges decreased quarter over quarter due to improved revenue volume.

     The International CRO had another improved quarter of new business commitments. While not yet at an ideal level, the level of new business was better than the fourth quarter of 1996 and is building on an improving trend established late in the first quarter.

     Pharmaceutics net revenues increased to $2,283,000 a 64.0% increase over the second quarter of 1996. The continued increase in revenue volume favorably impacted operating income which improved 174.4% to $354,000 in the quarter ended June 30, 1997 over the comparable quarter of 1996. Early in the third quarter, to support future revenue growth, the Division moved to its new facility. The new facility will allow for additional production capacity. The Company is committed to expanding this new facility over the next two years to enhance the growth prospects for this business. The outlook for this Division continues to be very robust, and in spite of the additional costs of facility and staff expansion, the Pharmaceutics Division will continue to be a strong profit contributor.

     Pharmaceutics has continued to obtain larger and longer commitments from its clients, and its backlog continues to more than replace its growing revenue earning capacity.

Liquidity and Capital Resources
-------------------------------

     As of June, 1997, the Company had cash, cash equivalents and short-term investments of $8,842,000 as compared to $20,823,000 as of December 31, 1996. The decline in cash from December 31, 1996 to June 30, 1997 was due to the timing of collections of accounts receivable, net of customer deposits and the capital investment related to the new Pharmaceutics facility. Working capital as of June 30, 1997 was $6,802,000 as compared to $9,206,000 as of December 31, 1996. The decline in working capital from year-end 1996 to June 30, 1997 was due principally to increased capital spending for the new Pharmaceutics facility and the impact of the one-time restructuring and discontinued operations charges

     The Company is currently renegotiating its banking relationship. The Company anticipates adding a $7,000,000 term loan facility as well as renewing the existing $5,000,000 credit facility. As of June 30, 1997, the balance outstanding under the existing credit arrangement was $1,250,000. The Company expects to use the additional term loan facility to finance new leasehold improvements and new capital equipment for the Pharmaceutics Division and to enhance the Company's information systems infrastructure.

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

     This document may contain "forward-looking" statements. These statements carry risks and uncertainties that could cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; risks associated with acquisitions; the degree of success of the strategic decision to discontinue the RBI software commercialization business unit; the inability to increase sales or revenue growth at or exceeding market rates; the degree of success of the International CRO restructuring; the loss or delay of large contracts for regulatory or other reasons; a letter of intent on a substantial project that does not materialize into a signed contract for all or a material portion of that project; fluctuations in foreign currencies; and the competition or consolidation within the pharmaceutical industry.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):

IBAH, Inc.

Divisional Statement of
 Operations                  US Clinical
                              Services       International Clinical Services      Pharmaceutics        IBAH, Inc. Consolidated
                           ----------------- ----------------------------------  -----------------  -------------------------------
(unaudited)                                                       Three Months Ended June 30,
                           --------------------------------------------------------------------------------------------------------
                                                                    1997 (2)                                            1997 (2)
                            1996      1997      1996     1997 (1) (As Restated)    1996     1997      1996   1997 (1) (As Restated)
                           -------  --------  --------   -------- -------------  -------- --------  -------- -------- -------------

Net revenues                $6,902  $ 13,860    $5,665     $4,845       $ 4,845    $1,392   $2,283  $ 13,959 $ 20,988       $20,988
                           -----------------  ---------------------------------  -----------------  -------------------------------

Operating expenses:
     Direct expenses         3,648     7,136     2,972      2,849         2,849       825    1,171     7,445   11,156        11,156
     Selling, general
     & administrative        2,912     5,125     3,150      3,574         3,574       438      758     6,500    9,457         9,457
     Restructuring costs       _         _         _        1,078           -         -        _         _      1,078           _
                           -----------------  ---------------------------------  -----------------  -------------------------------

Operating income (loss)     $  342    $1,599    $ (457)  $ (2,656)      $(1,578)   $  129     $354  $     14   $ (703)      $   375
                           =================  =================================  =================  ===============================

     The information presented in the above table does not purport to be indicative of future results of operations.

(1) Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

(2) Excludes one-time charges for the cost to restructure the operations of the International CRO. Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):

IBAH, Inc.

Divisional Statement of     US Clinical
  Operations                 Services       International Clinical Services      Pharmaceutics        IBAH, Inc. Consolidated
                         -----------------  --------------------------------  ------------------- --------------------------------
(unaudited)                                                      Six Months Ended June 30,
                         ---------------------------------------------------------------------------------------------------------
                                                                1997 (2)                                              1997 (2)
                           1996    1997       1996    1997 (1) (As Restated)    1996      1997      1996    1997 (1) (As Restated)
                         -------- --------  --------- -------- -------------  --------- --------- --------- -------- -------------
Net revenues             $ 12,882 $ 26,917  $ 11,130    $8,977        $8,977     $2,567    $4,411  $ 26,579 $ 40,305       $40,305
                         -----------------  --------------------------------  ------------------- --------------------------------
Operating expenses:
     Direct expenses        6,692   13,742     5,552     5,649         5,649      1,517     2,424    13,761   21,815        21,815
     Selling, general &
     administrative         5,964    9,752     6,227     6,549         6,549        855     1,285    13,046   17,586        17,586
     Restructuring costs      _        _         _       1,078           _          _         _         _      1,078           _
                         -----------------  --------------------------------  ------------------- --------------------------------
Operating income (loss)  $    226 $  3,423  $   (649)  $(4,299)      $(3,221)     $ 195     $ 702    $ (228)  $ (174)      $   904
                         =================  ================================  =================== ================================

     The information presented in the above table does not purport to be indicative of future results of operations.

(1) Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

(2) Excludes one-time charges for the cost to restructure the operations of the International CRO. Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

Part II -   Other Information

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits


     10.1 Employment Agreement dated May 14, 1997 between the Registrant and Cornelius Hill Lansing.

     10.2 Employment Agreement dated June 1, 1997 between the Registrant and Rudi Weekers.

     10.3 Letter acknowledging new financial convenants to the Amended and Restated Loan and Security Agreement, dated December 31, 1996, between the Registrant and Corestates Bank.

     11    Computation of Net Income (Loss) per Common Share.

     27    Financial Data

(b) Reports on Form 8-K

     The Company filed one report on Form 8-K dated May 16, 1997 to report on the merger with Pharmaco Pty. Ltd.(see Note 6 of the consolidated financial statements.) No other reports on Form 8-K were filed during the second quarter of 1997.

                                   Signatures



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IBAH, INC.

Date:  August 8, 1997            By  /s/ Geraldine A. Henwood
                                     ------------------------
                                     Geraldine A. Henwood
                                     Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 8, 1997            By:  /s/ Geraldine A. Henwood
                                      ------------------------
                                      Geraldine A. Henwood
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date:  August 8, 1997            By:  /s/ Cornelius H. Lansing
                                      ------------------------
                                      Cornelius H. Lansing
                                      Chief Financial Officer
                                      (Principal Financial Officer)