Form 10-Q
period 1997-09-30
IBAH INC
filed 1997-11-13
CIK 884252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997
                                            or
       [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _________ to __________

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on November 7, 1997 was $60,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on November 7, 1997 was 23,244,152.

 Part I - Financial Information
      Item 1. Financial Statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)


                                      ASSETS                                      December 31,        September 30,
                                      ------                                          1996                1997
                                                                                -----------------   -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 15,588,000         $ 9,118,000
  Short-term investments                                                             5,235,000           1,398,000
  Accounts receivable, net                                                          27,614,000          38,202,000
  Prepaid expenses and other                                                           868,000           1,198,000
                                                                                -----------------   -----------------

        Total current assets                                                        49,305,000          49,916,000

PROPERTY AND EQUIPMENT, net                                                          7,799,000          12,177,000

GOODWILL, net                                                                       34,571,000          33,888,000

OTHER ASSETS                                                                           451,000             331,000
                                                                                -----------------   -----------------

                                                                                  $ 92,126,000        $ 96,312,000
                                                                                =================   =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

 CURRENT LIABILITIES:
   Current portion of long-term debt                                              $  1,376,000        $  2,913,000
   Accounts payable                                                                  3,497,000           3,462,000
   Other accrued expenses                                                            9,829,000          10,132,000
   Payable to independent investigators                                              2,585,000           3,068,000
   Deferred revenue                                                                 22,812,000          21,347,000
                                                                                -----------------   -----------------

        Total current liabilities                                                   40,099,000          40,922,000
                                                                                -----------------   -----------------

DEFERRED RENT                                                                          586,000             549,000
                                                                                -----------------   -----------------

LONG-TERM DEBT                                                                       1,885,000           5,799,000
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
    749,665 shares issued and outstanding as of
    December 31, 1996 and  September 30, 1997                                            7,000               7,000
   Common stock, $.01 par value, 50,000,000 shares authorized,
    22,023,846 shares issued and outstanding as of December 31, 1996
    and 23,234,754 shares issued and outstanding as of September 30, 1997              220,000             232,000
   Additional paid-in capital                                                       73,889,000          75,610,000
   Accumulated deficit                                                             (24,793,000)        (26,658,000)
   Cumulative translation adjustment                                                   233,000            (149,000)
                                                                                -----------------   -----------------

        Total stockholders' equity                                                  49,556,000          49,042,000
                                                                                -----------------   -----------------

                                                                                  $ 92,126,000         $96,312,000
                                                                                =================   =================

         The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                      For the Three Months Ended            For the Nine Months Ended
                                                            September 30,                         September 30,
                                                  ----------------------------------   ------------------------------------
                                                       1996              1997               1996                1997
                                                  ---------------   ----------------   ----------------   -----------------

 REVENUES                                           $ 20,454,000       $ 33,575,000       $ 55,966,000        $ 91,513,000
     Less- Reimbursed costs                            5,369,000         10,511,000         14,302,000          28,144,000
                                                  ---------------   ----------------   ----------------   -----------------

          Net revenues                                15,085,000         23,064,000         41,664,000          63,369,000
                                                  ---------------   ----------------   ----------------   -----------------

 OPERATING EXPENSES:
     Direct                                            7,564,000         12,376,000         21,325,000          34,191,000
     Selling, general and administrative               6,957,000          9,681,000         20,003,000          27,267,000
     Restructuring costs                                     -                  -                  -             1,078,000
     Non-recurring item-Acquired
          research and development                       510,000                -              510,000                 -
                                                  ---------------   ----------------   ----------------   -----------------

          Total operating expenses                    15,031,000         22,057,000         41,838,000          62,536,000
                                                  ---------------   ----------------   ----------------   -----------------

          Operating income (loss)                         54,000          1,007,000           (174,000)            833,000

 MERGER COSTS                                                -                  -                  -              (176,000)

 INTEREST INCOME, net of interest expense                161,000            (27,000)           299,000             266,000
                                                  ---------------   ----------------   ----------------   -----------------

     Income from continuing operations
        before income taxes                              215,000            980,000            125,000             923,000

 INCOME TAXES                                                -              271,000                -               763,000
                                                  ---------------   ----------------   ----------------   -----------------

     Income from continuing operations                   215,000            709,000            125,000             160,000

 LOSS FROM DISCONTINUED OPERATIONS, including
     loss on disposal of $1,547,000                     (175,000)               -             (175,000)         (2,154,000)
                                                  ---------------   ----------------   ----------------   -----------------


 NET INCOME (LOSS)                                  $     40,000       $    709,000       $    (50,000)       $ (1,994,000)
                                                  ===============   ================   ================   =================


 NET INCOME (LOSS) PER SHARE--
     CONTINUING OPERATIONS                         $        0.01       $       0.03       $       0.01        $       0.01
     DISCONTINUED OPERATIONS                               (0.01)               -                (0.01)              (0.10)
                                                  ===============   ================   ================   =================
          NET INCOME (LOSS) PER COMMON SHARE       $         -         $       0.03       $        -          $      (0.09)
                                                  ===============   ================   ================   =================

 WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        25,083,000         27,460,000         17,031,000          22,825,000
                                                  ===============   ================   ================   =================



        The accompanying notes are an integral part of these Statements.

                           IBAH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                           -------------------------------------
                                                                                   1996              1997
                                                                           ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $    (50,000)         $ (1,994,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities-
       Depreciation and amortization                                            1,825,000             3,276,000
       Deferred rent                                                              (74,000)              (37,000)
       Discontinued operations                                                    175,000             2,154,000
       Acquired research and development                                          510,000
       Changes in assets and liabilities-
          (Increase) decrease in-
             Accounts receivable                                               (4,209,000)          (11,628,000)
             Prepaid expenses and other                                           (79,000)           (1,240,000)
          Increase (decrease) in-
             Accounts payable and accrued expenses                                (93,000)             (204,000)
             Payables to independent investigators                              1,134,000               537,000
             Deferred revenue                                                  (3,404,000)             (359,000)
                                                                             ------------          ------------

                  Net cash used in operating activities                        (4,265,000)           (9,495,000)
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption (purchases) of short-term investments                           (4,197,000)            3,837,000
    Purchases of property and equipment                                        (1,960,000)           (6,422,000)
    Net cash paid in business acquisitions                                              -              (209,000)
    Net investing activity of discontinued operations                                   -              (146,000)
    Other                                                                         (81,000)             (324,000)
                                                                             ------------          ------------

                  Net cash provided by (used in) investing activities          (6,238,000)           (3,264,000)
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock, net of expenses                        18,263,000             1,532,000
    Proceeds from issuance of debt, net of expenses                                25,000             6,316,000
    Payments on long-term debt                                                   (994,000)           (1,098,000)
                                                                             ------------          ------------

                  Net cash provided by financing activities                    17,294,000             6,750,000
                                                                             ------------          ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (157,000)             (461,000)
                                                                             ------------          ------------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                           6,634,000            (6,470,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  7,564,000            15,588,000
                                                                             ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 14,198,000          $  9,118,000
                                                                             ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                            $    244,000          $    583,000
                                                                             ============          ============
    Equipment acquired under capital lease obligations                       $    495,000          $    289,000
                                                                             ============          ============




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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The statements for the periods ended September 30, 1996 and 1997 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three-month and nine-month periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

NOTE 2.        PRINCIPLES OF CONSOLIDATION:
               ---------------------------

     The consolidated financial statements include the accounts of IBAH, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

NOTE 3.        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
               -------------------------------------------------

         Cash and cash equivalents include highly liquid investments purchased with remaining maturities of less than ninety days. At September 30, 1997 and December 31, 1996, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both September 30, 1997 and December 31, 1996 there were no significant unrealized gains or losses.

         Investments are held at market value and at September 30, 1997 and December 31, 1996 were classified as short-term. Cash, cash equivalents and investments, consisted of the following:

                                                         December 31,         September 30,
                                                         ------------         -------------
                                                                 1996                  1997
                                                                 ----                  ----
CASH AND CASH EQUIVALENTS:
     Money market funds and demand accounts               $ 5,447,000           $ 2,526,000
     U.S. government securities                             6,313,000             4,492,000
     Repurchase agreements                                  2,092,000             1,614,000
     Commercial paper                                       1,736,000               486,000
                                                          -----------           -----------
                                                           15,588,000             9,118,000
                                                          -----------           -----------
INVESTMENTS:
     U.S. government securities                             3,497,000             1,148,000
     Bank Certificate of Deposit                                    -               250,000
     Commercial paper                                       1,738,000                   -
                                                          -----------           -----------
                                                            5,235,000             1,398,000
                                                          -----------           -----------

                                                          $20,823,000           $10,516,000
                                                          ===========           ===========

NOTE 4.        ACCOUNTS RECEIVABLE:
               -------------------

                                                 December 31,           September 30,
                                                     1996                   1997
                                               ----------------      ------------------
Trade:
     Billed                                       $  17,548,000           $  22,972,000
     Unbilled                                        10,590,000              15,859,000
     Allowance for doubtful accounts                  (524,000)               (629,000)
                                               ----------------        ----------------

                                                  $  27,614,000           $  38,202,000
                                               ================        ================

NOTE 5.        EARNINGS PER SHARE ("EPS"):
               --------------------------

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," was issued February, 1997. SFAS 128 requires dual presentation of basic and diluted EPS for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. For the nine months ended September 30, 1997 and 1996, and for the three months then ended, the basic and diluted EPS measured under SFAS 128 is not materially different from primary and fully-diluted EPS calculated under APB 15.

         For the nine-months ended September 30, 1997 and September 30, 1996, common stock equivalents are antidilutive and have not been considered in the net loss per share computations. For the three months ended September 30, 1997 and 1996, shares used in calculating earnings per share include dilutive common stock equivalents--options, warrants and convertible preferred stock.

NOTE 6.        MERGER  WITH PHARMACO PTY., LTD. ("PPL"):
               ----------------------------------------

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

NOTE 7.        BANK LOANS:
               -----------

         In August, 1997, the Company renegotiated its banking relationship. The Company added a $7,000,000 term loan facility and renewed the existing $5,000,000 credit facility. The $7,000,000 loan is comprised of four term loans bearing interest at 7.90% to 8.05% with terms of 36 to 60 months. As of September 30, 1997, the balance outstanding under these new loans was $6,064,000. The Company is using the term loan proceeds to finance new leasehold improvements and new capital equipment for the Pharmaceutics Division and to enhance the Company's information systems infrastructure. As of September 30, 1997, the balance outstanding under the previously existing credit facility was $1,094,000.

NOTE 8.        DISCONTINUED OPERATIONS:
               ------------------------

         On June 21, 1997, the Company closed the software commercialization business unit of Resources Biometrics, Inc. ("RBI"), a wholly-owned subsidiary of the Company. Accordingly, all operating results have been reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $607,000 for the nine-months ended September 30, 1997, all of which were incurred in the first half of 1997. In addition, a loss on the disposal of this unit of $1,547,000 has been recorded. For the three- and nine- month periods ended September 30, 1996, $175,000 of operating losses have been reclassified from continuing operations to discontinued operations. At the time of the acquisition of RBI, approximately 25% of the purchase price was allocated to the software commercialization business unit. The majority of the purchase price allocation was to the service portion of this business, which has given the Company a viable and active CRO presence on the West Coast. The loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The remaining liabilities related to the loss on disposal at September 30, 1997 are $752,000 and are included in "Other accrued expenses" on the consolidated balance sheet

NOTE 9.        RESTRUCTURING CHARGES:
               ---------------------

         In June, 1997, the Company implemented a restructuring plan for the International CRO. The Company has recorded a one-time restructuring charge of $1,078,000, consisting primarily of termination benefits for fourteen employees and an accrual for lease-related charges. As of September 30, 1997, seven employees have been terminated and $127,000 of termination benefits have been paid. In addition, lease-related costs of $69,000 have been paid.

Item 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations

Three months ended September 30, 1997 versus the three months ended September 30, 1996

IBAH, Inc.
Consolidated Statements of Operations
(amounts in thousands)
(unaudited)

                                                                 For the Three Months Ended
                                                                       September 30,
                                                       -----------------------------------------------
                                                                         1996 (1)
                                                           1996          Restated           1997
                                                       -----------     -----------    ----------------
Revenues                                                 $ 20,454        $ 20,454            $ 33,575
      Less-Reimbursed costs                                 5,369           5,369              10,511
                                                       -----------     -----------    ----------------
      Net revenues                                         15,085          15,085              23,064
Operating expenses:
      Direct                                                7,564           7,564              12,376
      Selling, general and administrative                   6,957           6,957               9,681
      Restructuring costs                                       -               -                   -
         Non-recurring item-Acquired
                   Research and development                   510               -                   -
                                                       -----------     -----------    ----------------
Operating income                                               54             564               1,007
      Interest income (expense), net                          161             161                (27)
                                                       -----------     -----------    ----------------
Income from continuing operations before taxes                215             725                 980
      Income taxes                                              -               -                 271
                                                       -----------     -----------    ----------------
Income from continuing operations                             215             725                 709
      Loss from discontinued operations                     (175)               -                   -
                                                       ===========     ===========    ================
Net income                                               $     40        $    725            $    709
                                                       ===========     ===========    ================

(1) Restated to exclude one-time charges for acquired research and development related to the RBI acquisition and the discontinued results from the RBI software commercialization business unit.

Revenues
--------

         Revenues for the three months ended September 30, 1997 were $33,575,000, an increase of 64.1% over the same period in 1996. Approximately half of the increase was due to organic growth in all business segments, with the remainder principally due to The Hardardt Group ("THG") acquisition on October 1, 1996.

Reimbursed costs
----------------

         Reimbursed costs were $10,511,000 for the quarter ended September 30, 1997, or 31.3% of total revenues as compared to 26.2% for the comparable period in 1996. The increase as a percentage of total revenues is a result of a change of mix in the business from period to period, whereby more revenue was recognized from contracts where pass-through costs are reimbursed by clients.

Net revenues
------------

         Net revenues for the third quarter of 1997 were $23,064,000, an increase of 52.9% as compared to the third quarter of 1996, of which 20.0% was due to internal growth without acquisitions. Increases in revenues were recorded in the US CRO (up 81.2%, 20.4% of which was organic growth), in the International CRO (up 3.7%) and in Pharmaceutics (up 69.7%).

Direct expenses
---------------

         Direct expenses for the third quarter of 1997 were $12,376,000, or 53.7% of net revenues, as compared to 50.1% in the third quarter of 1996. The increase in direct expenses as a percentage of net revenues from year to year was due to (1) the mix effect in the US CRO where clinical monitoring revenues increased as a percentage of revenues, (2) the International CRO performance where revenues declined from 1996 to a point where productivity was negatively impacted and (3) the Pharmaceutics division's initial phase of facility expansion. Direct expenses include all compensation and other direct expenses associated with revenue producing departments.

Selling, general & administrative
---------------------------------

         Selling, general and administrative expenses for the third quarter of 1997 were $9,681,000, or 42.0% of net revenues, as compared to 46.1% for the same period in 1996. The improvement was due principally to the US CRO business where selling, general and administrative expenses as a percentage of net revenues decreased from 39.0% in 1996 to 35.9% in 1997. The US CRO showed this improvement because the revenue volume for this business has continued to grow more quickly than its infrastructure needs.

Non-recurring item-Acquired research and development
----------------------------------------------------

         There was no acquired research and development for the three-months ended September 30, 1997. For the comparable 1996 period, the acquisition of RBI was concluded in July, 1996 and was treated as a purchase for accounting purposes. The $510,000 non-recurring charge to earnings represents the portion of the RBI purchase price allocated to software research and development.

Interest income, net of interest expense
----------------------------------------

         Net interest expense for the third quarter of 1997 was $27,000 as compared to net interest income of $161,000 in the comparable 1996 period. The change was due to a decrease in cash balances and the addition of a $7,000,000 term loan, of which a total of $6,064,000 was drawn against the loan as of September 30, 1997.

Discontinued Operations
-----------------------

         There were no charges to discontinued operations for the three-month period ended September 30, 1997. For the three-month period ended September 30, 1996, $175,000 of operating results of the discontinued RBI software commercialization business unit have been reclassified from continuing operations to discontinued operations.

Net Income
----------

         Net income for the quarter ended September 30, 1997 was $709,000 or $.03 per share as compared to a net income in the comparable 1996 period of $40,000 or break-even per share. Net income, excluding the one-time charges for acquired research and development from the RBI acquisition and the operating results related to the discontinued RBI software commercialization business was, $725,000 or $.03 per share for the quarter ended September 30, 1996.

Nine months ended September 30, 1997 versus the nine months ended September 30, 1996

IBAH, Inc.
Consolidated Statements of Operations
(amounts in thousands)
(unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30
                                                        ------------------------------------------------------------------
                                                                                                               1997 (2)
                                                                             1996(1)                             (As
                                                             1996          (As Restated)       1997           Restated)
                                                        ---------------    ------------    --------------    -------------

Revenues                                                      $ 55,966        $ 55,966          $ 91,513         $ 91,513
      Less-Reimbursed costs                                     14,302          14,302            28,144           28,144
                                                        ---------------    ------------    --------------    -------------
      Net revenues                                              41,664          41,664            63,369           63,369
Operating expenses:
      Direct                                                    21,325          21,325            34,191           34,191
      Selling, general and administrative                       20,003          20,003            27,267           27,267
      Restructuring costs                                            -               -             1,078                -
          Non-recurring item-Acquired
                   research and development                        510               -                 -                -
                                                        ---------------    ------------    --------------    -------------
Operating income (loss)                                          (174)             336               833            1,911
      Merger costs                                                   -                             (176)                -
      Interest income (expense), net                               299             299               266              266
                                                        ---------------    ------------    --------------    -------------
Income from continuing operations before taxes                     125             635               923            2,177
      Income taxes                                                   -               -               763              763
                                                        ---------------    ------------    --------------    -------------
Income from continuing operations                                  125             635               160            1,414
      Loss from discontinued operations                          (175)               -           (2,154)                -
                                                        ===============    ============    ==============    =============
Net income (loss)                                             $   (50)        $    635          $(1,994)         $  1,414
                                                        ===============    ============    ==============    =============

(1) Restated to exclude one-time charges for acquired research and development related to the RBI acquisition and operating results of the discontinued RBI software commercialization business unit.

(2) Restated to exclude one-time charges for the cost to restructure the operations of the International CRO, for costs related to the PPL merger and for the disposal of the RBI software commercialization business unit.

Revenues
--------

         Revenues for the nine months ended September 30, 1997 were $91,513,000, an increase of 63.5% over the same period in 1996.

Reimbursed costs
----------------

         Reimbursed costs were $28,144,000 or 30.8% of total revenues for the nine-month period in 1997 as compared to 25.6% for the nine month period in 1996. The increase as a percentage of total revenues is a result of a change of mix in the business from period to period, whereby more revenue was recognized from contracts where pass-through costs are reimbursed by clients.

Net revenues
------------

         Net revenues for the nine-month period ended September 30, 1997 were $63,369,000, an increase of 52.1% over the nine month period in 1996, of which 21.3% was due to internal growth without acquisitions. Increases in revenues were recorded in the US CRO (up 98.2%, 31.9% of which was organic growth) and Pharmaceutics (up 71.0%) being partially offset by a decrease in International CRO revenues (down 12.0%).

Direct expenses
---------------

         Direct expenses for the nine months of 1997 were $34,191,000, or 54.0% of net revenues, as compared to 51.2% for the same period in 1996. The increase in direct expenses as a percentage of net revenues from year to year was due to the (1) mix effect in the US CRO where clinical monitoring revenues increased as a percentage of revenues, (2) the International CRO performance where revenues declined from 1996 to a point where productivity was negatively impacted and (3) the Pharmaceutics division's initial phase of facility expansion. Direct expenses include all compensation and other direct expenses associated with revenue producing departments.

Selling, general & administrative
---------------------------------

         Selling, general and administrative expenses for the nine months ended September 30, 1997 were $27,267,000 or 43.0% of net revenues, as compared to 48.0% for the same period in 1996. The improvement was due principally to the US CRO business where selling, general and administrative expenses as a percentage of net revenues decreased from 43.5% in 1996 to 36.1% in 1997. The US CRO showed this improvement because the revenue volume for this business has continued to grow more quickly than its infrastructure needs.

Restructuring Costs
-------------------

         In June, 1997, the Company implemented a restructuring plan for the International CRO. The Company has recorded a one-time restructuring charge of $1,078,000, consisting primarily of termination benefits for fourteen employees and an accrual for lease-related charges. As of September 30, 1997, seven employees have been terminated and $127,000 of termination benefits have been paid. In addition, lease-related costs of $69,000 have been paid. There were no restructuring costs for the nine months ended September 30, 1996.

Non-recurring item-Acquired research and development
----------------------------------------------------

         There was no acquired research and development for the nine-months ended September 30, 1997. For the comparable 1996 period, the acquisition of RBI was concluded in July, 1996 and was treated as a purchase for accounting purposes. The $510,000 non-recurring charge to earnings represents the portion of the RBI purchase price allocated to software research and development.

Merger Costs
------------

The merger costs incurred during the nine months ended September 30, 1997 relate entirely to the merger with Pharmaco Pty. Ltd. ("PPL"), an Australian based CRO. The costs related to this transaction have been charged to earnings as this merger is accounted for as a pooling of interests.

Interest income, net of interest expense
----------------------------------------

         Net interest income for nine months ended September 30, 1997 was $266,000 as compared to $299,000 in the comparable 1996 period. The change was due to changes in cash balances and the addition of a $7,000,000 term loan, of which a total of $6,064,000 was drawn against the loan as of September 30, 1997.

Discontinued Operations
-----------------------

         RBI's software commercialization business unit was closed on June 21, 1997. Accordingly, all operating results have been reclassified from continuing operations to discontinued operations. This unit has recorded a net loss of $607,000 for nine months ended September 30, 1997, all of which was incurred during the six months ended June 30, 1997 and a net loss of $175,000 for the nine months ended September 30, 1996. In addition, a loss on the disposal of this unit of $1,547,000 has been recorded in the six months ended June 30, 1997. This loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The remaining liabilities related to the loss on disposal at September 30, 1997 are $752,000 and are included in "Other accrued expenses" on the consolidated balance sheet.

Net Income (loss)
-----------------

         Net income, excluding the one-time charges for the discontinued RBI software commercialization business unit, the PPL merger costs and the International CRO restructuring, was $1,414,000 or $.05 per share for the nine months ended September 30, 1997 compared to a net income in the comparable 1996 period of $635,000 or $.03 per share. With the one-time charges included, net loss for the nine months ended September 30, 1997 was $1,994,000 or $.09 per share as compared to a net loss in the comparable 1996 period of $50,000 or break-even per share.

Project backlog
---------------

         The Company is having success in acquiring new business in the US CRO, International CRO and Pharmaceutics Divisions. However, due to the uncertainty and fluctuations that may occur in contract backlog, the Company, consistent with other major CROs, does not report contract backlog.

Divisional Breakdown (third quarter 1997 versus third quarter 1996)-(See Page
-----------------------------------------------------------------------------
14)
---

US CRO

         Net revenues of the US CRO increased by 81.2%, (20.4% without acquisitions) on a comparable quarter basis. Operating income was $1,903,000 for the third quarter of 1997, a 297.3% increase over the comparable quarter of 1996 including one-time charges, reflecting increased revenue growth and productivity improvements for this Division. The US CRO continues its trend of obtaining strong new business commitments.

International CRO

         International net revenues increased by 3.7% from the third quarter of 1996 to the third quarter of 1997. On a sequential quarter basis, net revenues increased 12.7% from the second quarter. Additionally, operating losses decreased by 19.4% quarter over quarter due to improved revenue volume.

         The sequential improvement of net revenues and operating losses continues the favorable trend initiated in the second quarter of 1997. In addition, the International CRO continues the trend of obtaining new business commitments.

         Savings realized from the implementation of the second quarter restructuring program resulted in flat indirect growth third quarter 1997 to second quarter 1997. Additionally, indirect expenses are expected to continue to grow at a slow rate for the remainder of the year.

         International has continued adding strong management talent to its portfolio to further position the business for future growth.

Pharmaceutics

         Pharmaceutics net revenues increased to $2,777,000 a 69.7% increase over the third quarter of 1996. The continued increase in revenue volume favorably impacted operating income which improved 39.8% to $376,000 in the quarter ended September 30, 1997 over the comparable quarter of 1996. Overall margins declined sequentially quarter to quarter due to incremental expenses, related to the initial phase of facility expansion, that included new production space, staffing and equipment, increasing overall capacity. Operating margins are expected to improve in the fourth quarter. New business commitments continue to be robust.

Liquidity and Capital Resources
-------------------------------

         As of September, 1997, the Company had cash, cash equivalents and short-term investments of $10,516,000 as compared to $20,823,000 as of December 31, 1996. The decline in cash from December 31, 1996 to September 30, 1997 was due to the timing of collections of account receivables, net of customer deposits, losses in the International CRO, the capital investment related to the new Pharmaceutics facility and the global Information Technology infrastructure. These factors were offset by proceeds from the new bank term facility (see below). Working capital as of September 30, 1997 was $8,994,000 as compared to $9,206,000 as of December 31, 1996. The decline in working capital from year-end 1996 to September 30, 1997 was due principally to increased capital spending for the new Pharmaceutics facility, offset by the term loan, and the impact of the one-time restructuring and discontinued operations charges.

         In August, 1997 the Company added a $7,000,000 term loan facility and renewed the existing $5,000,000 credit facility. The $7,000,000 loan is comprised of four term loans bearing interest at 7.90% to 8.05% with terms of 36 to 60 months. As of September 30, 1997, the balance outstanding under these new loans was $6,064,000. The Company is using the term loan proceeds to finance new leasehold improvements and new capital equipment for the Pharmaceutics Division and to enhance the Company's information systems infrastructure. As of September 30, 1997, the balance outstanding under the previously existing credit facility was $1,094,000.

         Although the Company does not believe that it requires financing for working capital purposes, it may seek additional cash infusions for expansion of operations, for strategic acquisitions or for competitive reasons

         Based on the foregoing and other factors, and while there can be no assurance that external financing will be available on terms acceptable to the Company, the Company believes that it has, or has access to, adequate working capital to meet its strategic objectives and fund its operations for the foreseeable future.

         This document contains "forward-looking" statements. These statements carry risks and uncertainties that could cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the ability to increase sales or revenue growth at or above market rates; the success of the International CRO restructuring; the Company's success in obtaining new business; the loss or delay of contracts for regulatory or other reasons; a letter of intent on a substantial project that does not materialize into a signed contract for a material portion of that project; risks associated with acquisitions; the degree of success of the strategic decision to discontinue the RBI software commercialization business unit; and fluctuations in foreign currencies.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):



IBAH, Inc.

                                                                                  International
Divisional Statements of Operations               US Clinical Services           Clinical Services
                                            --------------------------------------------------------
(unaudited)                                               Three Months Ended September 30,
                                            --------------------------------------------------------
                                                         1996 (2)
                                            1996 (1)  (As Restated)   1997        1996       1997
                                            --------  -------------   ----        ----       ----
 Net revenues                                 $ 8,183      $ 8,183  $ 14,828    $ 5,266     $ 5,459

 Operating expenses:
      Direct expenses                           4,001        4,001     7,601      2,627       3,230
      Selling, general & administrative         3,193        3,193     5,324      3,333       3,501
      Restructuring costs                           -            -         -          -           -
      Non-recurring item-Acquired
             research and development             510            -         -          -           -
                                            ---------------------------------  ---------------------

 Operating income (loss)                      $   479      $   989  $  1,903    $  (694)    $(1,272)
                                            =================================  =====================



Divisional Statements of Operations               Pharmaceutics         IBAH, Inc. Consolidated
                                            ----------------------   ------------------------------
(unaudited)                                             Three Months Ended September 30,
                                            -------------------------------------------------------
                                                                                1996 (2)
                                                1996     1997      1996 (1)  (As Restated)   1997
                                                ----     ----      --------  -------------   ----
 Net revenues                                  $ 1,636  $ 2,777    $ 15,085     $ 15,085   $ 23,064

 Operating expenses:
      Direct expenses                              936    1,545       7,564        7,564     12,376
      Selling, general & administrative            431      856       6,957        6,957      9,681
      Restructuring costs                            -        -           -            -          -
      Non-recurring item-Acquired
             research and development                -        -         510            -          -
                                             -------------------  ---------------------------------

 Operating income (loss)                         $ 269    $ 376        $ 54        $ 564   $  1,007
                                             ===================  =================================

    The information presented in the above table does not purport to be indicative of future results of operations.

(1) Excludes the results of the discontinued RBI software commercialization business.

(2) Excludes one-time charges for acquired research and development charges related to the RBI acquisition, and the discontinued results from the RBI software commercialization business.

     For purposes of the following discussion, the following table presents the results of operations on a divisional level (in thousands):


IBAH, Inc.
Divisional Statements of Operations            US Clinical Services             International Clinical Services
                                        ------------------------------------  -----------------------------------
                                                            Nine Months Ended September 30,
                                        -------------------------------------------------------------------------
                                                    1996 (1)(2)                                     1997 (3)(4)
                                        1996 (1)   (As Restated)     1997        1996     1997 (3)  (As Restated)
                                        --------   -------------     ----        ----    --------   -------------
 Net revenues                            $ 21,065        $ 21,065  $ 41,745    $ 16,396   $ 14,436       $ 14,436

 Operating expenses:
      Direct expenses                      10,693          10,693    21,343       8,179      8,879          8,879
      Selling, general & administrative     9,157           9,157    15,076       9,560     10,050         10,050
      Restructuring costs                       -               -         -           -      1,078              -
      Non-recurring item-Acquired
             research and development         510               -         -           -          -              -
                                        ------------------------------------  ------------------------------------

 Operating income (loss)                 $    705        $  1,215  $  5,326    $ (1,343)  $ (5,571)      $ (4,493)
                                        ====================================  ====================================


Divisional Statements of Operations       Pharmaceutics                      IBAH, Inc. Consolidated
                                         ---------------        --------------------------------------------------
                                                                      Nine Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                                           1996 (1)(2)              1997 (3)(4)
                                           1996     1997        1996 (1)  (As Restated)  1997 (2)  (As Restated)
                                           ----     ----        --------  -------------  --------  -------------
 Net revenues                             $ 4,203  $ 7,188      $ 41,664        $41,664  $ 63,369     $ 63,369

 Operating expenses:
      Direct expenses                       2,453    3,969        21,325         21,325    34,191       34,191
      Selling, general & administrative     1,286    2,141        20,003         20,003    27,267       27,267
      Restructuring costs                       -        -             -              -     1,078            -
      Non-recurring item-Acquired
             research and development           -        -           510              -         -            -
                                         ------------------  -----------------------------------------------------

 Operating income (loss)                  $   464  $ 1,078      $   (174)         $ 336  $    833     $  1,911
                                         ==================  =====================================================

     The information presented in the above table does not purport to be indicative of future results of operations.

(1) Excludes the results of the discontinued RBI software commercialization business.

(2) Excludes one-time charges for acquired research and development charges related to the RBI acquisition, and the results of the discontinued RBI software commercialization business.

(3) Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

(4) Excludes one-time charges for the cost to restructure the operations of the International CRO. Amounts include the operations of Pharmaco Pty. Ltd from the date of the Merger on May 5, 1997.

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

         None.

Item 6.       Exhibits and Reports on Form 8-K


(a) Exhibits


         11   Computation of Net Income (Loss) per Common Share.

         27   Financial Data.

 (b) Reports on Form 8-K

         None.

                                INDEX TO EXHIBITS

Exhibit No.                         Exhibit                                   Sequentially
                                                                              Numbered Page
     11           Computation of Net Income (Loss) per Common Share.                 20

     27           Financial Data.                                                    21


                                     -19-