Form 10-Q/A
period 1997-09-30
IBAH INC
filed 1997-11-14
CIK 884252

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


                                          IBAH, INC.

Date:    November 13, 1997         By     /s/ Geraldine A. Henwood
                                          ------------------------
                                          Geraldine A. Henwood
                                          Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    November 13, 1997         By:    /s/ Geraldine A. Henwood
                                          ------------------------
                                          Geraldine A. Henwood
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:    November 13, 1997         By:    /s/ Cornelius H. Lansing, II
                                          ----------------------------
                                          Cornelius H. Lansing
                                          Chief Financial Officer
                                          (Principal Financial Officer)