Form 10-K405
period 1997-12-31
IBAH INC
filed 1998-03-27
CIK 884252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
     [ X ]  Annual report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
           [No Fee Required] for the fiscal year ended DECEMBER 31, 1997
               or
     [   ]  Transition Report pursuant to Section 13 or 15(d) of the
            Securities
            Exchange Act of 1934 [No Fee Required]
            For the transition period from _________ to __________


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

                         Yes  X     No
                            -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 9, 1998 was approximately $65,000,000 For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on March 9, 1998 was 23,537,149.

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: The Registrant's definitive proxy materials for its Annual Meeting of Stockholders to be held June 9, 1998.

                                     PART 1
                                     ------


ITEM 1.  BUSINESS.
------   --------

IBAH, Inc. - Company Overview
-----------------------------

  IBAH, Inc. ("IBAH" or the "Company") is a worldwide leader in providing comprehensive product development services to client companies in the pharmaceutical, biotechnology, medical device, and diagnostics industries. IBAH is a contract research organization ("CRO") which offers services for all stages of drug development.

  The Company provides its services through two primary operating divisions, the U.S. and International Clinical Services Divisions (together defined as the "Clinical Services Division") and IBAH Pharmaceutics Services (the "Pharmaceutics Services Division"). As of December 31, 1997, the Company had a worldwide staff of 908 full-time equivalents. On May 5, 1997, the Company expanded its operations in Australia by acquiring Pharmaco Pty., Ltd. ("PPL"), one of the leading CROs in Australia. The Company's existing office in Australia has been integrated with the PPL offices.

  The Company generates its revenues by providing services on a contractual basis to its clients. All of the Company's services are designed to help client companies accelerate products from discovery through development and commercialization faster and more cost-effectively.

  The Clinical Services Division, the core of IBAH, is a full-service
  ------------------------------
international CRO that began operations in 1985. This division's primary services are the design of product development programs, design and conduct of clinical trials, clinical data management and biostatistical analysis, writing reports of study findings, quality assurance consulting, health economics analysis and post-marketing studies, and regulatory dossier filings.

  This division earns its revenues by providing services on a contractual basis to its clients. The division's worldwide staff is located in offices in the U.S., Australia, Belgium, Denmark, Eastern Europe (hubbed in the Czech Republic), Finland, France, Germany, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. Through a joint venture with a Russian company, this division also operates an office located in Russia.

  Since its inception, the Company, through this division, has prepared 48 New Drug Applications ("NDAs"), including one of the largest ever filed.

  The Pharmaceutics Services Division provides traditional product formulation
  -----------------------------------
services, manufacturing process development, manufacture of drugs and placebos for clinical trials, pilot plant manufacturing, analytical methods development, analytical testing, and clinical trials drug packaging and distribution. The division's services also include shelf life stability testing, process validation, and analysis of other chemical and physical properties required in regulatory submissions.

  This division began in October 1993 and currently operates, in part, from a 20,000 square foot Good Manufacturing Practice ("cGMP") manufacturing facility with full pilot plant capabilities. To accommodate rapid growth, the division is also in the process of phasing into a lease for a 124,000 square foot facility in the same area as its cGMP facility. Phase I of the build-out, for 40,000 square feet dedicated to packaging, stability testing, warehouse and administration space was completed in July 1997. Phase II for 40,000 square feet of analytical space is planned to be completed in 1998. The remaining 44,000 square feet is expected to be placed in service in 1999.

Company History
---------------

  IBAH was originally Affinity Biotech, Inc., a New Jersey corporation (the "New Jersey Corporation"), which was incorporated in January 1990. In April 1992, the New Jersey Corporation was merged into Affinity Biotech, Inc., a Delaware corporation ("Affinity"), which was incorporated in February 1992. In April 1992, Affinity completed its initial public offering of common stock.

  On April 27, 1994, Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), a CRO, and Affinity, a drug delivery and technology corporation, merged (the "Merger") and simultaneous with the Merger, Affinity changed its name to IBAH. Since the Merger resulted in the former Bio-Pharm shareholders having a majority ownership of IBAH, the Merger was accounted for as an acquisition of Affinity by Bio-Pharm.

  Bio-Pharm was founded in December, 1985 by Geraldine A. Henwood, President of Bio-Pharm from 1985 through April 1994, and President and Chief Executive Officer of IBAH since April 1994.

  In 1991, Bio-Pharm opened its first European operation based in Frankfurt, Germany. Subsequently, an office was opened in Australia in 1993. In January 1994, Bio-Pharm purchased European Pharmaceutical Investigation Consultants Limited ("EPIC"), a CRO headquartered in the United Kingdom with an office in Switzerland. The EPIC acquisition was a major expansion step allowing the Company to serve the United Kingdom and strengthen its position throughout Europe. Since the EPIC acquisition, the Company has opened foreign offices in Australia, France, Netherlands, Belgium, Finland, Spain, Denmark, Sweden and the Czech Republic. Through a joint venture with a Russian company, IBAH also operates an office located in Russia.

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

  On July 18, 1996, IBAH acquired Resource Biometrics, Inc. ("RBI") based in the San Francisco, California area. RBI was a provider of software products and data services to the pharmaceutical, biotechnology, and medical device industries. In June 1997, the Company closed the software commercialization unit of RBI to focus its efforts on the contract services portion of its business.

  On October 1, 1996, IBAH acquired The Hardardt Group ("THG"), located in northern New Jersey. THG provided clinical trials management and clinical monitoring services to the pharmaceutical and biotechnology industries, predominantly in the United States. The THG operation has been completely integrated into the U.S. Clinical Services Division. This acquisition added critical mass to the Company, enhancing its ability to obtain and perform large clinical trials.

  On May 5, 1997, the Company acquired Pharmaco Pty., Ltd. ("PPL"), an Australian CRO based in Sydney. PPL provided clinical trial, regulatory, data management and health economics services in Australia and New Zealand. At the time of the acquisition, PPL was integrated into the Company's existing Australian operations.

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

  IBAH believes, based on its experience and reports from industry analysts, that the following industry trends have increased and will continue to increase the market for CRO services:

- Pharmaceutical and biotechnology research and development expenditures continue to increase. From 1996 to 1997, research and development spending for major pharmaceutical companies and the outsourcing of this spending continued to increase. Worldwide research and development expenditures were estimated at approximately $38 billion for 1997. Increased emphasis on the development of effective treatments for chronic disorders and life threatening, acute conditions, such as stroke and infectious diseases, is contributing to this trend. Requirements from regulatory agencies to conduct longer, more complex trials to demonstrate effectiveness and potential long-term effects are also factors in this spending growth.

- Cost containment pressures continue to escalate as a result of various influences, including efforts by governments and managed care organizations to control prices, increased competition from generic drugs, and more stringent regulatory requirements. As pharmaceutical companies continue experiencing pressure on profit margins and attempt to hasten new product introductions worldwide, they are increasingly outsourcing to take advantage of CROs' expertise, speed, and global reach.

- Maturation of the biotechnology industry has substantially increased the number of biotechnology drugs in clinical development. Rather than build the infrastructure necessary to handle the clinical development stages, many biotechnology companies are choosing to outsource all or part of their development work to CROs.

- Emphasis on globalization has led pharmaceutical and biotechnology companies to pursue product development simultaneously in multiple countries and conduct programs which simultaneously satisfy the requirements of multiple regulatory agencies. In addition, since 1992, guidelines for the conduct of clinical research within Europe require more stringent standards. The emphasis on globalization combined with escalating complexity of clinical trials has increased manpower and resource requirements for these trials, which in turn has resulted in an increase in the use of CRO services.

The Drug Development Process
----------------------------

  Before a drug may be marketed, it must undergo extensive testing and regulatory review to determine its safety and effectiveness. The following is a brief description of the stages of U.S. and worldwide drug development. As a full-service CRO, IBAH offers comprehensive services in every phase of this process:

  Regulatory Affairs - Full-service CROs, such as IBAH, offer regulatory affairs
  ------------------
services which assist clients with the design of regulatory strategy and span the development process from formulation development to preclinical and clinical trials through regulatory filings, e.g., NDAs, Biological License Applications ("BLA"), and EU-multistate ("CPMP") or National filings. CROs also assist in the actual preparation of filing and communications with the regulatory agencies. These services are critical to every phase of the development process and to a timely, successful completion of any product development project.

  Preclinical Testing - The initial stage in the drug development process is
  --------------------
preclinical research. In this stage, the drug is tested in vitro (test tube) and in animals, generally over one to three years. Safety studies, including toxicology, are a major portion of this phase along with metabolism, kinetics, and clinical pathology.

  Phase I - Phase I trials are conducted in healthy volunteers, typically 24-36
  --------
per study, to develop basic safety data relating to toxicity, metabolism, absorption and other pharmacological actions. In order to establish safe dosage ranges, single and multiple dose tolerance tests are conducted. Phase I generally lasts from six months to one year.

  Phase II - Phase II trials are conducted on small numbers of subjects,
  --------
typically 100 to 200 patients, who suffer from the drug's targeted disease or condition. Phase II trials last an average of six months to two years and provide the first evidence of clinical efficacy (effectiveness) at different doses, as well as additional safety data. These trials may include dose ranging studies to establish optimal dosages wherein the drugs are usually tested against a placebo or a currently marketed drug.

  Phase III - Phase III trials are conducted on a significantly larger patient
  ---------
population, from hundreds to thousands of patients, who suffer from the targeted disease. Conducted at numerous investigational sites including hospitals and clinics, these trials are designed to establish safety and efficacy for the optimal dosing regimen of the drug under study, as well as the reproducibility of results across many study sites. During Phase III, which generally lasts from one to three years, the new drug is compared with a placebo or with one or more drugs with established safety and efficacy profiles in the same therapeutic category.

  Phase IV - As a condition of granting marketing approval, the Food and Drug
  --------
Administration ("FDA") or other global regulatory agencies may require a client to conduct additional clinical trials or post-approval trials of the product, monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. Clients also pursue Phase IV trials to enhance product profiles with new claims to gain comparative marketing information or for health economics and outcomes research. These trials generally last one to four years.

  Regulatory Application - The regulatory filing which is submitted to a
  ----------------------
regulatory agency, such as the FDA, is a comprehensive filing which is like a U.S. NDA filing. It includes manufacturing and animal testing data as well as clinical trial data.

  Regulatory Reviews - FDA reviews of filings in the U.S. can last from several
  ------------------
months to several years, while European regulatory review generally lasts 10-18 months in most countries. Regulatory approval is required prior to commercialization of a drug. The FDA has been under increasing scrutiny and pressure to shorten its approval process and has accelerated this process by granting expedited approval of lifesaving drugs or drugs for conditions where there is no current treatment.

  Pharmaceutics Services - In parallel with the phases described above, the
  ----------------------
product dose form development process involves formulation development, including placebo and active drug, clinical manufacturing and process development for commercial manufacturing, the development of analytical methodology, execution of a high number of analytical tests, as well as stability testing. These services are also being outsourced more extensively as companies increase their efforts to cut costs and time from the development process.

IBAH's Services
---------------

  IBAH's services cover all phases of the drug development process. Available services include formulation development, analytical methodology and stability testing, preclinical through clinical trials, data management and biostatistical services, quality assurance consulting, pharmacoeconomic studies, and regulatory filings.

Preclinical Services

  IBAH offers a full range of preclinical testing services through an alliance with the Laboratory of Pharmacology and Toxicology ("LPT"), a well-established, experienced, preclinical organization headquartered in Hamburg, Germany. These services include toxicology, carcinogenicity, mutagenicity, reproduction, and pathology studies.

Clinical Program Management

  IBAH provides a broad range of services related to the design and management of clinical programs. These activities include program design strategy to meet regulatory requirements and commercial objectives. Specifically, IBAH is focused from the outset on speed to market at an efficient cost. Before beginning clinical trials, IBAH assists clients in developing specific attributes or design of the program to ensure that key product profile objectives are incorporated into the program's design.

  Once a clinical program has been designed, implementation of clinical studies includes establishing study sites and monitoring the conduct of the studies. IBAH recruits qualified investigators to carry out the trials in compliance with applicable regulations and protocols designed for the specific trial. Clinical monitoring includes regular visits to clinical trial sites by IBAH's clinical research associates. The monitoring process focuses heavily on quality control to assure the accuracy and reliability of the data collected and compliance with all applicable requirements.

  The Clinical Services Division's international project management team offers experience in over 35 therapeutic areas and utilizes a Worldwide Operations Database to track study progress.

Data Management, Analysis and Reporting

  Critical to the success of any clinical trial is the assembly, analysis and reporting of data collected. IBAH's cross-disciplinary teams -- skilled in data management, biostatistics, computer programming, clinical writing, and regulatory affairs -- utilize current data processing equipment and commercial and proprietary software that enable the Company to process, analyze and present vast amounts of data. The field data collected at the study sites is assembled into a database and verified for accuracy of input. The information collected is then analyzed and its statistical significance ascertained.

  Considerable effort is directed toward the goal of having error-free data in regulatory filings. This effort increases reliability of results and minimizes delays in the approval process.

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

  Preparation of NDAs and comparable foreign regulatory filings is a major undertaking involving complex analyses and presentation of voluminous amounts of data. The time required for review by the FDA or comparable agencies in other countries often depends on the manner in which the data is analyzed, organized, and presented in the application. A well prepared filing increases the likelihood for achieving a faster review.

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

Regulatory Affairs

  Since Bio-Pharm's inception in 1985, the Company has assisted in the preparation of 48 NDAs, including one of the largest ever filed.

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

  IBAH also consults with clients about manufacturing issues related to regulatory approvals. The principal focus of such consultation is usually compliance with regulatory requirements, including cGMP, product testing and accountability.

  Clients may enter into multiple contracts at different stages in the development process. Sometimes IBAH's initial contract in connection with a new product covers only consulting services. However, successful consulting projects may lead to contracts for substantial additional services at later stages of the development process.

Pharmaceutics Services

  A fully equipped cGMP facility, specifically designed to carry out clinical supplies manufacturing and formulation services, along with an experienced clinical supply team, allows for efficient production of high quality supplies.

  The Company also provides a full range of formulations services. These services include formulation development, analytical methods development, validation and testing, and stability storage and testing.

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

Independent Quality Assurance

  IBAH has an extensive worldwide staff of experienced quality assurance professionals. These professionals offer a full range of quality assurance consulting at all stages of drug development. The services include auditing for compliance with cGMP, Good Clinical Practices ("GCP") and Good Laboratory Practices ("GLP") standards. The Company also assists clients with pre-regulatory inspections, process assessments with a focus on compliance and efficiency, development of Standard Operating Procedures ("SOPs") and compliance education.



Clients and Marketing
---------------------


  IBAH serves a broad range of clients, including most of the major multinational pharmaceutical and many of the major biotechnology companies as well as smaller companies in the pharmaceutical and biotechnology industries. Medical devices and diagnostics increasingly are becoming subject to FDA approval, and manufacturers of such products have been, and currently are, a part of IBAH's clientele. IBAH strives to develop close ties with its clients and has experienced a high degree of repeat business after a relationship is established.

  Over the last three years, two of IBAH's clients accounted for 10% or more of its revenues in any given year. In 1997, no individual client accounted for more than 10% of net service revenues. In 1996, one client accounted for 20.4%; and in 1995, two clients accounted for 14.9% and 10.2% respectively. These two clients are multinational pharmaceutical companies with annual revenues in the billions of dollars. For further detail, see Notes 2 and 19 of the Notes to Consolidated Financial Statements.

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


Contractual Arrangements
------------------------

  Substantially all of the Company's revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies. Compensation for services is arranged on a combination of fixed and variable costs. When the costs are variable, the unit price for a particular task is fixed but the volume of such tasks is not. Typically, projects have a budget that assumes a number of units for each task, but the client retains the right to alter the scope of the project as it develops.

  Revenue is recognized using the percentage-of-completion method of accounting for services rendered on all unit-price and fixed-price contracts, and on a per diem basis for all time-and-materials contracts. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when realization is assured. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract.


Competition
-----------

  IBAH competes against other full-service CROs. The CRO industry is highly fragmented, with a number of full-service CROs and many small, limited-service providers, some of which serve only local markets. IBAH believes that it has among the largest CRO staffs in the European market. International business accounted for approximately 28% of the Company's 1997 CRO net revenue.

  Clients choose a CRO based on several factors. These factors include reputation, references from existing clients, the client's relationship with the CRO, the CRO's experience with the particular type of project and/or therapeutic area of clinical development, the CRO's ability to add value to the client's development plan, the CRO's financial stability and the CRO's ability to provide the full range of services required by the client. IBAH believes that it competes favorably in these respects. While the fee structure is an important consideration in the selection of a CRO, IBAH believes more important factors in its business growth have been its experience, reputation and capability to render a broad range of services worldwide in a timely and professional manner. The Company believes it is price-competitive with the largest, full-service CROs.

  For many potential contracts, the client's threshold question is whether to perform specific tasks internally or outsource them to a CRO. Various economic, philosophic, cultural and organizational factors affect the decision to use a CRO. IBAH believes that the trend toward greater outsourcing to CROs will continue worldwide.


Foreign Currency
----------------

  The Company contracts with clients in various foreign currencies and typically conducts its actual work with clients in multiple countries for each major contract. Such activities can give rise to potential gains or losses on specific transactions between countries where the work is conducted, which to date have not been material. As the Company continues to grow internationally there will be a currency risk, either favorable or unfavorable, when translating foreign results into U.S. dollars. However, since the Company's service contracts are based in local currency, typically in the country where the client contracts the work, there is additional currency exposure either favorably or unfavorable within the International Clinical Services Division in the form of transaction gains or losses between currencies. For these types of transactions, the Company may consider foreign currency hedging as a mechanism to protect exposures in a given currency as they relate to foreign or U.S. dollar currency.


Potential Liability and Insurance
---------------------------------

  To manage its potential liability, IBAH purchases insurance and seeks indemnity provisions in its contracts with clients and, in some cases, with investigators with whom it contracts on behalf of clients. The contractual indemnities generally do not protect IBAH against certain of its own actions such as those involving its negligence or misconduct. These indemnities are subject to negotiation with individual clients and investigators, and their terms and scope vary. While most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities generally is not secured. Therefore, IBAH bears the risk that an indemnifying party may not have the financial ability to fulfill its obligations. In some circumstances, IBAH indemnifies and holds harmless clients and investigators against liabilities incurred by them due to IBAH's actions or inactions. The Company currently maintains professional liability insurance which covers all areas worldwide where IBAH does business. IBAH could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an indemnity claim against it or in connection with a claim that is outside the scope of an indemnity in IBAH's favor, or beyond the level of insurance coverage, or where an applicable indemnity in its favor is not performed in accordance with its terms.

  Each investigator retained by IBAH on behalf of a client must agree to exercise independent medical judgment to serve the patient's interests and medical needs, consistent with the patient's informed consent to participate in the study. In some instances, this undertaking may obligate the investigator to remove a patient from the study. IBAH does not assume the responsibility to make medical determinations on patient management.

  IBAH believes that the risk of liability from patients in clinical trials is mitigated by various regulatory requirements, including the role of Ethics Committees and Institutional Review Boards ("IRBs"), independent committees that include both medical and non-medical personnel and the need to obtain each patient's informed consent. The FDA, for example, requires clinical trials to be reviewed and approved by an IRB. An IRB and an Ethics Committee are obligated, among other duties, to protect the interests of patients enrolled in a trial.


Employees
---------

  As of December 31, 1997, IBAH had 908 full-time equivalents, most of whom were employed on a full-time basis. IBAH's staff includes many experts with advanced training in a wide variety of disciplines, including approximately 31 medical doctors and 19 people holding Ph.D. degrees in the life sciences, biostatistics, or other related fields. IBAH conducts its own training program for its clinical research associates. The training includes both in-house activities and supervised field training. Most of the executives and senior managers had significant experience with pharmaceutical or biotechnology companies before joining IBAH.


Forward-Looking Information
---------------------------

     Any statements made herein that relate to future plans, events or performance, are "forward-looking statements." All such statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that might cause such a difference include, but are not limited to, those relating to conducting operations in a competitive environment; loss or delay of large contracts for regulatory or other reasons; acquisition activities (including uncertainties associated with, among other things, projecting the synergies to be gained by the 1996 and 1997 acquisitions); competition or consolidation within the pharmaceutical industry;

ability to increase sales or revenue growth at or above market rates; fluctuations in foreign currency; the degree of success in attracting and obtaining new business; and the continued improvement of the performance of the International Clinical Services Division.


ITEM 2.  PROPERTIES.
------   ----------

  IBAH's principal offices and facilities, which occupy approximately 92,000 square feet of space in Blue Bell, Pennsylvania, are leased for a term expiring in 2000. The Clinical Services Division also has leases covering approximately 27,000 square feet of space near Frankfurt, Germany, approximately 24,000 square feet (a small portion of which is subject to a long-term lease) in Chippenham, England, and smaller offices in or near Basel, Switzerland; Paris, France; Espoo, Finland; Maastricht, the Netherlands; Brussels, Belgium; Sydney, Australia; Prague, the Czech Republic; Barcelona, Spain; Copenhagen, Denmark; Durham, North Carolina; San Francisco, California; Chicago, Illinois; Minneapolis, Minnesota; and Chester, New Jersey. IBAH considers its current space to be adequate for its operations. Its leases generally reflect market rates in their respective geographic areas.

  The Pharmaceutics Services Division is headquartered in suburban Philadelphia, where it leases approximately 20,000 square feet of office and laboratory space pursuant to a five-year noncancelable operating lease that expires in December 1998. The lease contains three two-year options which may be exercised at the Company's discretion. It is expected that the Company will exercise the first such option to continue the lease through December 2000.

  In addition, to accommodate rapid growth, the Pharmaceutics Services Division is in the process of phasing into a lease for a 124,000 square foot facility in the same area as its existing facility. Phase I of the build-out of the new facility, for 40,000 square feet dedicated to packaging, stability testing, warehouse and administration space, was completed in July 1997. Phase II for 40,000 square feet of analytical space, is planned to be completed in July 1998. The remaining 44,000 square feet is expected to be placed in service in 1999.


ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

  The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------

  None.

Item 4(a).  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
---------   --------------------------------------------------

    Set forth below is information concerning directors and executive officers of the Company.

Name                                       Age                    Position
-----------------------------------------  ---  -------------------------------

Ernst-Gunter Afting, Ph.D., M.D.            55  Director
Victor J. Bauer, Ph.D.                      62  Director
Edwin A. Bescherer, Jr.                     64  Director
Mark K. Brunhofer                           32  Corporate Controller
Winston J. Churchill, J.D.                  57  Chairman of the Board and
                                                Director
John H. Dillon, II                          55  Executive Vice President,
                                                Worldwide Corporate Development
Martyn D. Greenacre                         56  Director
Geraldine A. Henwood                        45  Chief Executive Officer and
                                                Director
David Jackson, M.D.                         51  Executive Vice President,
                                                Worldwide Research and
                                                Development
Sidney Jevons, Ph.D.                        55  Chairman, U.K., Executive Vice
                                                President, International
                                                Development and Director
Cornelius H. Lansing, II                    40  Chief Financial Officer
Sandra Panem, Ph.D.                         51  Director
John Santoro                                42  President, Pharmaceutics
                                                Services
Richard L. Sherman, J.D.                    51  Director
Leonard F. Stigliano                        50  President, U.S. CRO
Rudi Weekers                                42  President, International CRO

                    Certain Biographical and Other Information
                    ------------------------------------------
           Regarding Directors and Executive Officers of the Company
           ---------------------------------------------------------

    Dr. Afting has served as a director since June 1996. From 1995 to the present, Dr. Afting has been president of GSF - National Research Center for Environmental health - in Munich, one of the largest governmental research centers in Germany. He is a member of the advisory committee "Science, Technology and Innovation (section biotechnology)" to the German Chancellor Kohl. Dr. Afting has also served as a Professor and Member of the Medical Faculty at the University of Gottingen from 1978 to the present. From 1993 to 1995, Dr. Afting was President and Chief Executive Officer of Roussel UCLAF in Paris, France, a subsidiary of Hoechst AG, Frankfurt, Germany. Dr. Afting held various positions within Hoechst AG from 1988 to 1993, including Head of Pharmaceutical Division and Chairman of Divisional Board, and Head of Worldwide Pharmaceutical Research and Member of Divisional Pharma Board. Dr. Afting received an M.D. and Ph.D. in Chemistry from the University of Freiburg/Breisgau. Dr. Afting is a member of the Board of Directors of Medigen; Sequenome; and Titan Pharmaceuticals, Inc.

    Dr. Bauer has served as a director since the Merger in April 1994. Since February 1997, Dr. Bauer has been employed by Titan Pharmaceuticals, Inc., where he currently serves as Executive Director, Corporate Development. Before he assumed his role at Titan, Dr. Bauer had been a self-employed consultant to companies in the pharmaceutical and biotechnology industries since December 1992. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc. for 20 years, where he served as President from 1988 through 1992. Dr. Bauer is a member of the Board of Directors of Titan Pharmaceuticals, Inc., Theracell, Inc., and AMDG, Inc. Dr. Bauer is a Trustee of the New Jersey Symphony Orchestra, serving as Vice-Chairman of its Board. Dr. Bauer received a Ph.D. in Organic Chemistry from the University of Wisconsin.

    Mr. Bescherer has served as a Director since March 1996. He spent 17 years at the Dun & Bradstreet Corporation ("D&B") where he was the Chief Financial Officer for 14 years, including the last eight years as an Executive Vice President. Prior to joining D&B, Mr. Bescherer spent 23 years at General Electric in a variety of senior finance and management roles.

    Mr. Brunhofer has been the Corporate Controller of IBAH since December 1995 serving as the Principal Accounting Officer as well from June 1996 to the present. From the merger in April 1994 through December 1995, Mr. Brunhofer held the position of U.S. Controller of IBAH. From April 1993 through the Merger, he was the Controller of Bio-Pharm Clinical Services, Inc. From 1987 through 1993, he progressed from Staff Accountant, then Senior Accountant to Audit Manager in the Philadelphia office of Arthur Andersen LLP. Mr. Brunhofer is a certified public accountant.

    Mr. Churchill has served as Chairman of the Company from its inception in January 1990. He has been President of Churchill Investment Partners, Inc., a private investment firm, since 1989. From 1984 to 1989, Mr. Churchill was a general partner of Bradford Associates, a private investment firm in Princeton, New Jersey. Prior to that time, he practiced law at the Philadelphia firm of Saul, Ewing, Remick & Saul for 16 years and was a member of that firm's Executive Committee. Mr. Churchill received an M.A. in Economics from Oxford University, where he studied on a Rhodes scholarship, and a J.D. from Yale Law School. Mr. Churchill is also Chairman of the Board of Directors of Central Sprinkler Corporation; a Director of Geotek Communications, Inc.; and a director of CinemaStar Luxury Theaters, Inc.

    Mr. Dillon has served as Executive Vice President, Worldwide Corporate Development since January 1997 and from June 1995 through December 1996 he served as Executive Vice President, Worldwide Business Development. From June 1994 to June 1995 he served as Senior Vice President, Corporate Development. Immediately prior to joining IBAH, Mr. Dillon served as CEO of Research Data Corporation ("RDC"), a company providing data management and software development services for the pharmaceutical industry. Mr. Dillon also served as Senior Vice President, Corporate Development for RDC from 1991-1992. Prior to joining RDC, Mr. Dillon was employed for 22 years at SmithKline Beecham Corporation and its predecessors, most recently as Vice President, Worldwide Business Development for the Pharmaceutical Division. Mr. Dillon received an M.B.A. from the Wharton School at the University of Pennsylvania.

    Mr. Greenacre has served as a Director since the Merger in April 1994 and has been President and Chief Executive Officer of Delsys Pharmaceutical Corp., a pharmaceutical formulation development and manufacturing company, since June 1997. Prior to his current position, Mr. Greenacre was President and Chief Executive Officer of Zynaxis, Inc., a therapeutics research firm, beginning in March 1993. From 1989 through 1992, Mr. Greenacre was Chairman - Europe Pharmaceuticals of SmithKline Beecham plc. Health Care. Mr. Greenacre serves on the Board of Directors of Cephalon, Inc.; Delsys Pharmaceutical Corp.; Creative Biomolecules, Inc.; and Genset, Inc.

    Ms. Henwood has served as a director since July 1992 and has been the President and Chief Executive Officer of IBAH since the Merger in April 1994. She was the founder, Chairman of the Board, Chief Executive Officer and President of Bio-Pharm from its inception in 1985 until the date of the Merger. Prior to founding Bio-Pharm, Ms. Henwood held a variety of management positions with predecessors of SmithKline Beecham Corporation. Ms. Henwood is a member of the Board of Directors of Immulogic Pharmaceutical Corporation.

    Dr. Jackson has served as Executive Vice President, Worldwide Research and
Development since January 1998.    Prior to his current position, Dr. Jackson
served as President of the U.S. CRO since September 1996. From the date of the Merger until he assumed the position of President, Dr. Jackson served as the Chief Medical Officer of the Company. For a brief period before the Merger he was President and Chief Executive Officer of Affinity. From 1988 to 1994, Dr. Jackson held the position of Vice President of Clinical Research with Janssen Research Foundation.

    Dr. Jevons has served as a Director since the Merger in April 1994. Since the acquisition of EPIC by Bio-Pharm and the subsequent Merger, Dr. Jevons has served the Company as President of European operations, Managing Director, U.K. Operations, and, as of April 1996, Chairman, U.K. and Executive Vice-President of International Development. Prior to that time, Dr. Jevons was the Managing Director of EPIC, which he co-founded in 1989. From 1985 until 1989, he held senior management positions, including Chief Operations Officer, at a Major International CRO, Institute of Clinical Pharmacology. Prior to that time, he held senior positions in both Research and Product Development with Pfizer, Inc. of the U.K. Dr. Jevons has a Ph.D. in biochemistry from the University of Liverpool.

    Mr. Lansing has served as Chief Financial Officer since joining the Company in May 1997. Prior to joining IBAH, Mr. Lansing served as the Vice President of Operations and Audit Services of ACNielsen, Inc. (a company previously operated as a division of D&B) from January 1996 to May 1997. Prior to holding this position, Mr. Lansing held various financial management positions with D&B from July 1989 to January 1996, including serving as Vice President and Chief Financial Officer for the Europe, Middle East and Africa business of its ACNielsen division, and serving the team that spun D&B into three separate publicly traded entities.

    Dr. Panem has served as a director since July 1995. She is currently President of Vector Fund Management, L.P., the asset management affiliate of Vector Securities International, Inc., specializing in the emerging life sciences and health care industries. Prior to joining Vector Fund Management in 1994, Dr. Panem served as Vice President and Portfolio Manager for the Oppenheimer Global Biotech Fund. Prior to Oppenheimer, Dr. Panem was Vice President at Salomon Brothers Venture Capital. She received a B.S. in biochemistry and a Ph.D. in microbiology from the University of Chicago. Dr. Panem serves as a director of Martek Biosciences Corp.; Synaptic Pharmaceutical Inc.; and Healthtech Services Corp.

    Mr. Santoro has been responsible for the Pharmaceutics Division of IBAH since April 1994 and currently holds the position of President, IBAH Pharmaceutics Services, Inc. Prior to the merger, Mr. Santoro was Vice President of Bio-Pharm Clinical Services. In that position he was responsible for data management and computer systems. From 1976 to 1987, he held various consulting positions with a number of Fortune 500 companies related to data management and computer systems.

    Mr. Sherman has served as a director since 1993. He is the founding principal of QED Technologies, a business consulting group founded in November 1992. He is also a principal of CIP Capital Management, Inc., the general partner of CIP Capital, L.P., a private investment fund. From 1976 through June, 1989, Mr. Sherman held several positions with SmithKline Beecham Corporation and its predecessors, including Deputy General Counsel.

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

    Mr. Stigliano has served as President of the U.S. CRO since January 1998. From May 1997 through December 1997, Mr. Stigliano held the position of Chief Operating Officer of IBAH. From June 1995, when he joined the Company, through May 1997, Mr. Stigliano served as IBAH's Chief Financial Officer. From 1991 until the time he joined the Company, Mr. Stigliano had been Chief Financial Officer of Chemex Pharmaceuticals, Inc., a pharmaceutical development company specializing in dermatology research. Prior to that time, Mr. Stigliano spent nine years with Technicon Instruments Corporation, Inc., a diagnostic company which developed and marketed blood analyzers for clinical laboratories where he held several positions including Senior Vice President, Finance & Business Development and President, North America.

    Mr. Weekers has served as President of the International Clinical Services Division since June 1997. From 1985 to 1997, Mr. Weekers held various financial and management positions within Abbott Diagnostics. Most recently, beginning in July 1995, Mr. Weekers held the position of Director, Eastern Europe, Middle East and Africa for Abbott Diagnostika. Prior to holding that position, Mr. Weekers served as Country Manager, Belgium, Abbott Diagnostic Division from 1993 to 1995.

                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

  The Company's Common Stock is traded in the NASDAQ National Market under the symbol "IBAH." On March 9, 1998, the closing quotation for the Common Stock was $3.5625. As of March 9, 1998, there were approximately 318 holders of record of the Company's Common Stock and the Company estimates there were approximately 1,800 beneficial stockholders.

  The following table sets forth the high and low bid quotations of the Company's Common Stock in the over-the-counter market by quarter for 1996 and 1997, as reported by NASDAQ. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.


                          BID QUOTATIONS
-----------------------------------------------------------------------

1996                          HIGH                        LOW
----                          ----                        ---
FIRST QUARTER                 7                          5 1/2
SECOND QUARTER                8 5/8                      6 1/4
THIRD QUARTER                 8                          5 1/2
FOURTH QUARTER                8 1/4                      5 3/4

1997
----
FIRST QUARTER                 8 1/8                      6
SECOND QUARTER                6 1/8                      3 3/8
THIRD QUARTER                 5 1/8                      3
FOURTH QUARTER                4 11/16                    2 7/8

    The Company has never declared or paid a cash dividend on its Common Stock and has no present plans to pay cash dividends to its stockholders. For the foreseeable future the Company intends to retain all of its earnings for use in its business. The declaration of any future dividends by IBAH is within the discretion of its Board of Directors and will be dependent on the earnings, financial condition and capital requirements of IBAH as well as any other factors deemed relevant by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                   IBAH, INC.
                                   ----------
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                Year Ended December 31,
                                             --------------------------------------------------------------
                                                1993         1994(1)      1995         1996(2)      1997(3)
                                             ----------   ----------   ----------   ----------   ----------
Statement of Operation Data:

Revenues                                     $   25,584   $   50,132   $   56,985   $   82,573   $  131,821
    Less-Reimbursed Costs                         7,799       16,512       14,119       20,453       43,770
                                             ----------   ----------   ----------   ----------   ----------
        Net revenues                             17,785       33,620       42,866       62,120       88,051
    Operating expenses                           19,042       53,503(4)    45,768       61,166(4)    86,510(5)
                                             ----------   ----------   ----------   ----------   ----------
Operating income (loss)                          (1,257)     (19,883)      (2,902)         954        1,541
    Interest income (expense), net                 (263)         (86)        (111)         475          199
                                             ----------   ----------   ----------   ----------   ----------
Income (loss) before taxes                       (1,520)     (19,969)      (3,013)       1,429        1,740
    Income taxes                                     -            -            -            60          983
                                             ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations         (1,520)     (19,969)      (3,013)       1,369          757
    Loss from discontinued operations (6)            -        (1,245)      (1,546)        (389)      (2,154)
                                             ----------   ----------   ----------   ----------   ----------
Net income (loss)                                (1,520)     (21,214)      (4,559)         980       (1,397)

Deemed dividend on preferred stock (7)               -            -        (2,712)          -            -
                                             ----------   ----------   ----------   ----------   ----------
Net income (loss) to common stockholders     $   (1,520)  $  (21,214)  $   (7,271)  $     980    $   (1,397)
                                             ==========   ==========   ==========   ==========   ==========
Income (loss) per common share--Basic (8)
    Continuing Operations                    $    (0.15)  $    (1.66)  $    (0.40)  $     0.08   $     0.03
    Discontinued Operations                          -         (0.10)       (0.11)       (0.03)       (0.09)
                                             ----------   ----------   ----------   ----------   ----------
    Income (loss) per common share--Basic    $    (0.15)  $    (1.76)  $    (0.51)  $     0.05   $    (0.06)
                                             ==========   ==========   ==========   ==========   ==========
Income (loss) per common share--Diluted (8)
    Continuing Operations                    $    (0.15)  $    (1.66)  $    (0.40)  $     0.05   $     0.03
    Discontinued Operations                          -         (0.10)       (0.11)       (0.01)       (0.08)
                                             ----------   ----------   ----------   ----------   ----------
    Income (loss) per common share--Diluted  $    (0.15)  $    (1.76)  $    (0.51)  $     0.04   $    (0.05)
                                             ==========   ==========   ==========   ==========   ==========

                                                                        Year Ended December 31,
                                                     --------------------------------------------------------------
                                                        1993         1994         1995         1996         1997
                                                     ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:

Cash, cash equivalents and investments               $    2,027   $    4,357   $    8,321   $   20,823   $   10,821
Working capital                                           1,985        2,122        4,640        9,206        8,509
Total assets                                             11,863       30,572       39,525       92,126      102,936
Long-term debt(9)                                         4,582        4,098        3,503        3,261        8,983
Retained earnings (accumulated deficit)(4,5)             (1,064)     (21,214)     (25,773)     (24,793)     (26,061)
Stockholders' equity (deficit)                             (924)       8,882       11,473       49,556       50,110


The Company has paid no cash dividends since its inception.

(1) Includes, for the year ended December 31, 1994, the acquisition of EPIC which closed on January 4, 1994, and the merger with Affinity Biotech, Inc., which took place on April 27, 1994.
(2) Includes, for the year ended December 31, 1996, the acquisition of RBI which closed on July 18, 1996, and the acquisition of THG which closed on October 1, 1996.
(3) Includes for the year ended December 31, 1997, the merger of PPL which closed on May 5, 1997.
(4) Includes a non-recurring charge of $18.3 million for acquired research and development in connection with the Affinity merger in 1994 and $510,000 of acquired research and development in connection with the RBI acquisition in 1996.
(5) Includes non-recurring charges of $1,208,000 for the restructuring of the International Clinical Services Division and $176,000 for merger costs associated with the PPL transaction.
(6) Represents the divestiture of the Drug Delivery Services Division in 1994 and 1995 and the closure of the RBI software commercialization unit in 1996 and 1997. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.
(7) Restated to give effect to the change in accounting for its convertible preferred stock having a beneficial conversion feature, of which $2,712,000 was recorded analogous to a deemed dividend. See Note 5 of the Notes to Consolidated Financial Statements.
(8) See Note 2 of the Notes to Consolidated Financial Statements.
(9) Includes both current and long-term portions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

Overview
--------

  The Company began operations in December 1985, through its predecessor, Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), and has achieved its growth through internal development and acquisitions.

  The Clinical Services Division, the core of IBAH, is a full-service contract research organization ("CRO"), made up of the U.S. Clinical Services division (the "U.S. CRO") and the International Clinical Services Division (the "International CRO"). The Clinical Services Division serves the pharmaceutical, biotechnology, medical device and diagnostics industries in accelerating the development and commercialization of new products worldwide. This division's primary services are the design of product development programs, managing pre-clinical studies, design and conduct of clinical trials, clinical data management and biostatistical analysis, writing reports of study findings, quality assurance consulting, health economics analysis and post-marketing studies, and regulatory affairs.

  The Clinical Services Division began operations in December 1985 and derives its revenues by providing services on a contractual basis to its clients. The division's worldwide staff is based in offices in the U.S., Australia, Belgium, the Czech Republic, Denmark, Finland, France, Germany, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom. Through a joint venture with a Russian company, IBAH also operates an office located in Russia. With its current operations in Europe, the Company is positioned to service all of Western and Eastern Europe, including Russia. Additional locations will be evaluated based on client needs.

     Overall, the Company has grown its international business over the past several years. In 1997, the International CRO accounted for approximately 28% of worldwide CRO net revenues. While the growth of its international organization has taken significant management and financial resources, the Company believes that global capabilities are required in order to obtain future growth prospects in the CRO industry. Accordingly, the ability to perform clinical trials and ancillary services on a global basis is a strategic focus of the Company.

  In October 1996, the Company acquired The Hardardt Group ("THG"), a CRO focusing on clinical trials management and clinical monitoring. THG, which has been fully integrated into the Clinical Services Division, added critical mass and trials management talent to the Company, enhancing its ability to obtain and perform large clinical trials. In July 1996, the Company acquired Resource Biometrics, Inc. ("RBI"), a provider of data management services and software products to the pharmaceutical and biotechnology industries. In June 1997, the Company closed the software commercialization unit of RBI, deciding to concentrate on expanding the contract services portion of that business. RBI has been integrated into the Clinical Services Division.

  In May 1997, the Company completed the acquisition of one of the leading Australian CROs, Pharmaco Pty., Ltd. ("PPL"). the Company has integrated PPL's operations with those of its previously existing Australian operations, adding depth and strength to IBAH's Australian and Pacific Rim capabilities.

  The Company's Pharmaceutics Services Division was acquired through the Merger with Affinity Biotech, Inc. In April 1994, and provides traditional product formulation and analytical, stability and other manufacturing related services (the manufacture of trial drugs and clinical trials packaging, among others) to the same market as the Clinical Services Division. This division performs process development for manufacturing, manufacture of dose forms for clinical trials, testing of dose forms for shelf life stability and conformance with product specifications and other chemical and physical properties required in drug development and registration.

  The Pharmaceutics Services Division operates from manufacturing and office facilities located in suburban Philadelphia. The Company believes the demand for this division's services will continue to grow as more companies look to out-source pharmaceutical services. To accommodate this rapid growth, the Company is currently proceeding with the second of three phases of build-out of a 124,000 square foot facility. The Company expects to complete the build-out of this facility during 1999.

     The Company contracts with clients in various foreign currencies and typically conducts its actual work with clients in a number of different countries for each major contract. Such activities can give rise to potential gains or losses on specific transactions between countries where the work is conducted, which to date, have not been material. The International CRO's operations give rise to a currency risk, either favorable or unfavorable, when translating results into U.S. dollars. However, since the Company's service contracts are based in local currency, typically in the country where the client contracts the work, there is additional currency exposure either favorable or unfavorable within the International CRO in the form of transaction gains or losses between currencies. For these types of transactions, the Company may consider foreign currency hedging as a mechanism to protect exposures in a given currency as they relate to foreign or U.S. dollar currency.


RESULTS OF OPERATIONS
---------------------


Year ended December 31, 1997 as compared to December 31, 1996


IBAH, Inc.
Consolidated Statements of Operations                                           For the Year Ended
(amounts in thousands)                                                              December 31,
                                                            --------------------------------------------------------
                                                                        1996                          1997
                                                            --------------------------     -------------------------
Revenues                                                    $ 82,573           132.9%       $ 131,821      149.7%
  Less- Reimbursed costs                                      20,453            32.9%          43,770       49.7%
                                                            --------        --------        ---------    -------
     Net revenues                                             62,120           100.0%          88,051      100.0%

Operating expenses:
  Direct                                                      30,786            49.6%          48,106       54.6%
  Selling, general and administrative                         29,870            48.1%          37,020       42.0%
  Restructuring costs                                              -               -%           1,208        1.4%
  Merger costs                                                     -               -%             176        0.2%
  Acquired research and development                              510             0.8%               -          -%
                                                            --------        --------        ---------    -------
     Operating income                                            954             1.5%           1,541        1.8%
  Interest income, net of interest expense                       475             0.8%             199        0.2%
                                                            --------        --------        ---------    -------
Income from continuing operatings before taxes                 1,429             2.3%           1,740        2.0%
  Income taxes                                                    60             0.1%             983        1.1%
                                                            --------        --------        ---------    -------

Income from continuing operations                              1,369             2.2%             757        0.9%

  Loss from discontinued operations                             (389)           (0.6%)         (2,154)      (2.4%)
                                                            --------        --------        ---------    -------
Net income (loss)                                           $    980             1.6%       $  (1,397)        1.6%
                                                            ========        ========        =========    =======

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

     Total revenues in 1997 were $131,821,000, an increase of 59.6% over 1996 results. Net revenues were $88,051,000 for the year ended 1997, an increase of 41.7% over the comparable 1996 period. The larger rate of growth of total revenues than that for net revenues is indicative of increases in reimbursed costs. The Company's mix of contracts with significant reimbursed costs will fluctuate, based on the size, type and duration of the trial. Excluding acquisitions, internal revenue growth was 33.1%, while net revenue growth was 20.0%. The increase in net revenues was principally due to the growth of the U.S. CRO's business (an increase of 59.8%, although net revenue in the U.S. CRO grew by 20.9% excluding the effect of the THG and RBI acquisitions); continued significant growth in the Pharmaceutics Services Division (an increase of 72.9%); and marginal growth in the International CRO (an increase of 2.4%). The increase in net revenues from year to year reflects the continued growth in outsourcing of CRO services by pharmaceutical and biotechnology companies, improvement in the Company's sales and marketing function and the benefit of the THG acquisition.

     Direct expenses were $48,106,000, or 54.6% of net revenues, in 1997 as compared to 49.6% of net revenues in 1996. Direct expenses increased by 56.3% in 1997 over 1996. Excluding acquisitions, direct expenses increased 33.3%.
The increase in direct expenses as a percentage of net revenues results primarily from two factors. First, the U.S. CRO has experienced a change in revenue mix with the addition of the THG acquisition, and related integration issues such as management structure, training and systems. Second, in the International CRO, productivity was negatively impacted by the timing of revenue growth. The Pharmaceutics Services Division also contributed to the increase in direct costs as a percentage of net revenues as its initial phase of facility expansion required bringing on direct expense slightly ahead of revenue. The Company expects direct expenses as a percent of net revenues to decline in 1998. Direct expenses are classified as those expenses that are directly related to revenue producing departments.

     Selling, general and administrative expenses were $37,020,000, or 42.0% of net revenues, as compared to 48.1% in 1996. Selling, general and administrative expenses increased by 23.9% over the comparable period for 1996. Excluding acquisitions, selling, general and administrative expenses increased 10.5%. Increased amortization of goodwill for business acquisitions accounted for 3.3% of the 1997 increase. Total depreciation and amortization expenses included in this figure were $4,658,000 in 1997, as compared to $2,968,000 in 1996. The improvement in the ratio of selling, general and administrative expenses as a percentage of net revenues was due to leveraging these expenses over a larger business volume.

     In June 1997, the Company implemented a restructuring plan for the International CRO. Substantially, all of the termination benefits and lease-related charges for this plan will be paid by the end of 1998. The Company has recorded a one-time restructuring charge of $1,208,000, consisting primarily of termination benefits for 14 employees and an accrual for lease-related charges. As of December 31, 1997, 12 of these employees have been terminated and $296,000 of termination benefits have been paid. In addition, lease-related costs of $111,000 have been paid.

     In May 1997, the Company incurred $176,000 of costs associated with the acquisition of PPL. As this transaction was accounted for as a pooling-of-interests, all transaction related costs have been charged directly to the Company's consolidated statement of operations.

     Acquired research and development expense in 1996 was $510,000. This non-cash charge was directly related to the acquisition of RBI, accounted for as a purchase transaction. This charge represents the portion of the RBI purchase price allocated to in-process software research and development.

     Operating income was $1,541,000, a $587,000 (or 61.5%) improvement over 1996. Excluding all non-recurring charges for restructuring costs, merger costs and acquired research and development, operating income was $2,925,000, a $1,461,000 (or 99.8%) improvement over 1996. The substantial improvement in operating results was principally due to the continued improvement in the U.S. CRO and the Pharmaceutics Services Division, offset by additional losses in the International CRO.

     Interest income, net of interest expense, was $199,000 in 1997, as compared to $475,000 in 1996. The decline in net interest income is principally due to a decrease in cash and investments on hand during the year.

Also contributing to the decline in net interest income is increased interest expense related to borrowings under a new $7,000,000 term loan to finance the initial phase of expansion in the Pharmaceutics Services Division.

     Income taxes were $983,000 in 1997, compared to $60,000 in 1996. These taxes relate primarily to state income taxes due from profitable operations in the U.S. The increase in taxes is due to improved performance in the U.S. in 1997. There were no federal income taxes in 1997 or 1996 as the Company had sufficient net operating loss carryforwards to offset any federal taxes due on U.S. profits.

     Loss from discontinued operations was $2,154,000 in 1997, compared to $389,000 in 1996. The loss on discontinued operations relates to the closure of RBI's software commercialization unit; all operating results of this business unit have been reclassified from continuing operations to discontinued operations. The increase in the loss in 1997 is primarily due to the loss on disposal of this business unit totaling $1,547,000.

     Excluding the losses from discontinued operations and the non-recurring charges for restructuring costs, merger costs and acquired research and development, net income for 1997 was $2,141,000, or $0.08 per share on a diluted basis, as compared to $1,879,000, or also $0.08 per share on a diluted basis in 1996. Without these exclusions, net loss for 1997 was $1,397,000, or $0.05 per share on a diluted basis, as compared to net income of $980,000, or $0.04 per share on a diluted basis in 1996.

Divisional Statements of Operations
Comparison of 1996 and 1997 Results
(amounts in thousands)

                          U.S. CRO (1)    International CRO (2)     Pharmaceutics         Consolidated
                     ------------------   --------------------   ------------------    ------------------
                       1996       1997       1996       1997       1996       1997       1996       1997
                     -------    -------   ---------   --------   -------   --------   --------   --------
Net Revenues          $35,224   $56,278    $20,895   $21,396    $ 6,001   $10,377     $62,120    $88,051

Operating Expenses:
  Direct expenses      16,685    29,462     10,686    12,544      3,415     6,100      30,786     48,106
  SG&A                 14,981    19,964     12,897    14,086      1,992     2,970      29,870     37,020
  Restructuring costs     -         -          -       1,208        -         -           -        1,208
  Merger costs            -          95        -          81        -         -           -          176
  Acquired R&D            510       -          -         -          -         -           510        -
                      -------   -------    -------   -------    -------   -------     -------    -------
Operating Income
  (Loss)              $ 3,048   $ 6,757    $(2,688)  $(6,523)   $   594   $ 1,307     $   954    $ 1,541
                      =======   =======    =======   =======    =======   =======    ========    =======


The information presented in the above table does not purport to be indicative of future results of operations.

(1) Includes the operating results of RBI since the July 18, 1996 acquisition date and that of THG since the October 1, 1996 acquisition date. Excludes the discontinued operations of the software commercialization unit of RBI.
(2) Includes the operating results of PPL since the May 5, 1997 acquisition date.


     Net revenues for the U.S. CRO were $56,278,000 in 1997, an increase of 59.8% over 1996. Internal growth in 1997 over 1996 was 20.9% (excluding the THG and RBI acquisitions whose results are included only since acquisition). The U.S. CRO experienced a change in revenue mix with the addition of the THG acquisition, and related integration issues such as management structure, training and systems. Indirect expenses improved as a percent of net revenue due to the leveraging effect of incremental increases in revenue volume. As a result, operating income, excluding the one-time RBI acquired research and development charge and the PPL merger costs, improved to $6,852,000, an improvement of $3,294,000, or 92.6%, over 1996.

     Net revenues of the International CRO were $21,396,000 in 1997, an increase of 2.4% over 1996 results. The slight increase in net revenues in 1997 is a result of a strong second half of the year. The second half improvement was due to revenues earned under a major project re-initiated in March 1997, strong new business sales and a restructuring of the operations. Net revenues in the first half of 1997 were negatively impacted by the major project that was placed on hold in 1996 and by a sequentially declining backlog. Results started to improve after the major project was re-initiated in March 1997 and a concerted business development effort improved the level of backlog. In June 1997, the Company implemented a restructuring plan to reduce indirect costs in this division by reducing administrative personnel and consolidating office space. Productivity, both from a direct and indirect expense perspective, was negatively impacted during the first half of 1997 as staff had been recruited and dedicated to the major project. The improvements during the second half of 1997 were not sufficient to show an improvement for whole-year 1997 over 1996. As a result, operating loss excluding restructuring costs and merger costs increased from $2,688,000 in 1996 to $5,234,000 in 1997. Operating losses excluding one-time charges during the first half of 1997 were $3,221,000, improving to $2,013,000 for the second half of the year.

     The Pharmaceutics Services Division's net revenues were $10,377,000 in 1997, an increase of 72.9% over 1996. This improvement resulted from the continued demand for outsourcing of these services. The division was able to accommodate the revenue growth by completing the initial phase of expansion into its new facility during 1997. In July, 1997, the first 40,000 square feet of laboratory and office space were occupied. During 1997, direct expenses as a percent of net revenue increased to 58.8% from 56.9% in 1996. This increase is a direct result of the increased costs related to the new facility. Indirect costs were leveraged across the expanding revenue base. Therefore, indirect costs were reduced from 33.2% of net revenues in 1996, to 28.6% in 1997. As a result, the division's 1997 operating income increased 120% from 1996 to $1,307,000.

Year ended December 31, 1996 as compared to December 31, 1995


IBAH, Inc.
Consolidated Statements of Operations                                     For the Year Ended
(amounts in thousands)                                                       December 31,
                                                          ----------------------------------------------
                                                                  1995                      1996
                                                          ---------------------     --------------------
Revenues                                                  $  56,985      132.9%     $ 82,573      132.9%
  Less-Reimbursed costs                                      14,119       32.9%       20,453       32.9%
                                                          ----------  ---------     ---------  ---------
        Net revenues                                         42,866      100.0%       62,120      100.0%

Operating expenses:
  Direct                                                     23,847       55.6%       30,786       49.6%
  Selling, general and administrative                        21,921       51.1%       29,870       48.1%
  Acquired research and development                              -           -%          510        0.8%
                                                          ----------  ---------     ---------  ---------
        Operating income (loss)                              (2,902)      (6.8%)         954        1.5%
  Interest income (expense), net                               (111)      (0.3%)         475        0.8%
                                                          ----------  ---------     ---------  ---------
Income (loss) from continuing operations before taxes        (3,013)      (7.0%)       1,429        2.3%
  Income taxes                                                   -           -%           60        0.1%
                                                          ----------  ---------     ---------  ---------
Income (loss from continuing operations                      (3,013)      (7.0%)       1,369        2.2%
  Loss from discontinued operations                          (1,546)      (3.6%)        (389)      (0.6%)
                                                          ----------  ---------     ---------  ---------
Net income (loss)                                         $  (4,559)     (10.6%)    $    980        1.6%
                                                          ==========  =========     =========  =========

     Total revenues in 1996 were $82,573,000, an increase of 44.9% over 1995 results. Net revenues were $62,120,000 for the year ended 1996, an increase of 44.9% over the comparable 1995 period, the rate of growth being identical to that of total revenues. Excluding acquisitions, internal revenue growth was 34.6%, while net revenue growth was 33.9%. The increase in net revenues was principally due to the growth of the U.S. CRO's business (an increase of 50.5%, although without the THG and RBI acquisitions the increase was 30.2%); dramatic growth in the business of the Pharmaceutics Services Division (an increase of 131%); and growth in the International CRO (an increase of 24.1%). The increase in net revenues from year to year reflects the continued growth in outsourcing of CRO services by pharmaceutical and biotechnology companies as well as the benefit of the THG and, to a lesser extent, the RBI acquisitions.

     Direct expenses were $30,786,000, or 49.6% of net revenues in 1996, as compared to 55.6% of net revenues in 1995. As a result, direct expenses increased by 29.1% in 1996 over 1995. Excluding acquisitions, direct expenses increased 19.5%. The improvement in the ratio of direct expenses was made in all operating units, but principally in the Pharmaceutics Services Division, where additional volume increased the utilization of capacity in this division, improving margins.

     Selling, general and administrative expenses were $29,870,000, or 48.1% of net revenues, as compared to a 1995 ratio of selling, general and administrative expenses to net revenues of 51.1%. Accordingly, selling, general and administrative expenses increased by 36.3% over 1995. Excluding acquisitions, selling, general and administrative expenses increased 26.0%. The amortization of goodwill for the THG and RBI acquisitions accounted for 1.6% of the 1996 increase. Total depreciation and amortization expenses included in this figure were $2,968,000 in 1996, as compared to $2,003,000 in 1995. The improvement in the ratio of selling, general and administrative expenses as a percentage of net revenues was principally due to spreading these expenses over a larger business volume.

     Acquired research and development expense in 1996 was $510,000, versus no equivalent expense in 1995. This non-cash charge incurred in 1996 was directly related to the acquisition of RBI, accounted for as a purchase transaction. This charge represents the portion of the RBI purchase price allocated to in-process software research and development.

     In 1996, the Company, for the first time since being a public company, reported consolidated operating profit of $954,000 ($1,464,000 from continuing operations if the acquired research from the acquisition of RBI is excluded), as compared to an operating loss from continuing operations of $2,902,000 in 1995. The substantial improvement in operating results was principally due to the continued improvement in operating results for the U.S. CRO as well as the maturation of the Pharmaceutics Services Division from a loss in 1995 to a profit in 1996. Operating results from continuing operations improved once again by quarter during 1996 as follows: first quarter-operating loss of $242,000; second quarter-operating profit of $14,000; third quarter-operating profit of $564,000 (excluding the $510,000 RBI acquired research and development charge); and fourth quarter-operating profit of $1,128,000.

     Interest income, net of interest expense, was $475,000 in 1996, as compared to net interest expense of $111,000 in 1995. The improvement from a net interest expense to a net interest income position from 1995 to 1996 was principally due to the improvement in operating results from a loss in 1995 to a profit in 1996, and the successful completion of a public equity offering in April, 1996 which netted the Company $18 million. The net cash improvement due to the public offering was partially offset in October 1996 by the $14 million cash portion of the THG acquisition.

     Loss from discontinued operations was $389,000 in 1996, compared to $1,546,000 in 1995. The loss on discontinued operations in 1996 relates to the closure of the RBI software commercialization unit, while that in 1995 relates to the Drug Delivery Services Division that was divested in July 1995. All operating results of these business units have been reclassified from continuing operations to discontinued operations. The decrease in the loss in 1996 is primarily because the 1995 amount includes the loss on disposal of the business unit totaling $819,000.

     Income taxes were $60,000 in 1996 and were related to state income taxes due from profitable operations in the U.S. There were no federal income taxes in 1996, as the Company had sufficient net operating loss carryforwards to offset any federal taxes due on U.S. profits.

     Net income for 1996 was $980,000, or $0.04 per share on a diluted basis, as compared to a loss in 1995 of $4,559,000, or $0.32 per share on a diluted basis. Excluding the losses from discontinued operations and the non-recurring charge for acquired research and development, net income for 1996 was $1,879,000, or $0.08 per share on a diluted basis, as compared to a loss of $3,013,000, or $0.21 per share on a diluted basis in 1995.

Divisional Statements of Operations
Comparison of 1995 and 1996 Results
(amounts in thousands)

                          U.S. CRO (1)      International CRO       Pharmaceutics         Consolidated
                     ------------------    ------------------    ------------------    ------------------
                       1995       1996       1995       1996       1995       1996       1995       1996
                     -------    -------    --------   -------    -------   --------   --------   --------
Net Revenues          $23,428   $35,224    $16,844   $20,895    $ 2,594   $ 6,001     $42,866    $62,120

Operating Expenses:
  Direct expenses      11,794    16,685      9,088    10,686      2,965     3,415      23,847     30,786
  SG&A                 10,721    14,981     10,192    12,897      1,008     1,992      21,921     29,870
  Acquired R&D            -         510        -         -          -         -           -          510
                      -------   -------    -------   -------    -------   -------     -------    -------
Operating Income
  (Loss)              $   913   $ 3,048    $(2,436)  $(2,668)   $(1,379)  $   594     $(2,902)   $   954
                      =======   =======    =======   =======    =======   =======    =======-    =======

The information presented in the above table does not purport to be indicative of future results of operations.

(1) Includes the operating results of RBI since the July 18, 1996 acquisition date and that of THG since the October 1, 1996 acquisition date. Excludes the discontinued operations of the software commercialization unit of RBI and the Drug Delivery business.


     Net revenues for the U.S. CRO were $35,224,000 in 1996, an increase of 50.4% over 1995. Internal growth in 1996 over 1995 was 30.2% (excluding the THG and RBI acquisitions whose results are included only since acquisition). Both direct and indirect expenses improved as a percentage of net revenue due to operational efficiencies, the completion of a major project, and the leveraging effect of incremental increases in revenue volume. As a result, operating income (excluding the one-time RBI acquired research and development charge) improved to 10.1% of net revenues, an improvement of 290% over 1995.

     Net revenues for the International CRO were $20,895,000 in 1996, an increase of 24.1% over 1995 results. While revenue volume increased, the operating loss of $2,688,000 of this division was essentially the same year over year. The performance in 1996 was negatively impacted by the Company's largest project being placed on hold during the middle of 1996. This hold status was due to certain regulatory issues surrounding the drug and out of the control of the Company. As a result, the Company was not able to earn significant revenues from this project in the second half of 1996, while staff had been recruited and dedicated to this project. In early January 1997 the project was taken off hold status and the Company commenced work on this project in late first quarter of 1997.

     The Pharmaceutics Services Division net revenues were $6,001,000 in 1996, an increase of 131% over 1995. This improvement resulted from the continued demand for outsourcing of these services and the fact that 1995 was the first full year of operation. By utilizing more of its facility's capacity, the division was able to record operating profit of $594,000, or 9.9% of net revenues in 1996, as compared to an operating loss of $1,379,000 in 1995.



Year 2000 Compliance

The Year 2000 issue refers to the problems resulting from many existing computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. The Company is in the process of addressing the impact of the Year 2000 issue on the conduct of its business, and has been implementing a plan to address potential exposure in this area, which it expects will continue into 1999. Certain new software applications to address Year 2000 compliance have been installed or are in implementation stage in the Company's information systems. In addition, the Company is reviewing equipment with vendors and conducting internal tests on critical equipment. The Company anticipates that it will repair or largely replace non-compliant equipment before year-end 1998. The Company is contacting government agencies, financial institutions, vendors and other service providers to determine their Year 2000 compliance programs and is seeking certification from all providers indicating their completion of Year 2000 programs. The Company believes that it is addressing all of the areas critical to its ability to conduct business in the future without interruption due to the Year 2000 issues. Company personnel is spending significant time installing compliant software, but in most instances, such replacement or remediation would have been implemented even without the need to address Year 2000 issues, due to the improved functionality of the compliant applications. The Company is also using its internal resources in other areas to carry out its Year 2000 program, and does not anticipate any other significant costs related to these activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 1997, the Company had cash and short-term investments of $10.8 million, as compared to $20.8 million as of December 31, 1996. The decrease in cash and short-term investments represents $9.8 million of investing activities and $7.2 million used in the operations of the business offset by increased cash of $7.4 million from financing activities. The investing activities primarily represent the build-out of the Pharmaceutics Services Division facility and the enhancement of the Company's information technology infrastructure. These investments have been financed by a new bank term loan facility (see below) and existing cash balances. Although cash flow from operating activities has decreased $7.2 million, working capital has only declined $700,000, from $9.2 million as of December 31, 1996, to $8.5 million at December 31, 1997. The decline in cash but not working capital is a result of the timing of cash items in the normal course of business.

     During 1997, the Company added a $7 million term loan facility and renewed its existing $5 million credit facility. The $7 million loan comprises four term loans, bearing interest at 7.90% to 8.05%, with terms of 36 to 60 months. As of December 31, 1997, the balance outstanding under these new loans was $6,737,000. The Company used the term loan proceeds to finance new leasehold improvements and new capital equipment for the Pharmaceutics Services Division and to enhance the Company's information technology infrastructure. As of December 31, 1997, the balance outstanding under the previously existing credit facility was $938,000.

  The Company anticipates capital expenditures of approximately $8 million in 1998. These expenditures relate primarily to the next phase of expansion at the Pharmaceutics Services Division and continued investment in the Company's technology infrastructure. In January 1998, the Company received a commitment from its bank for a $5 million loan to finance the Pharmaceutics Services Division's expansion. This loan will bear interest at 7.5% and will be repayable in 47 equal monthly installments beginning six months after the first draw under the loan.

     Although the Company does not believe that it requires financing for working capital purposes, it may seek additional cash infusions for expansion of operations, for strategic acquisitions or for competitive purposes. Based on the foregoing and other factors, and while there can be no assurance that external financing will be available on terms acceptable to the Company, the Company believes that it has, or has access to, adequate working capital to meet its strategic objectives and fund its operations for the foreseeable future.

     Any statements made herein that relate to future plans, events or performance, are "forward-looking statements." All such statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that might cause such a difference include, but are not limited to, those relating to conducting operations in a competitive environment; loss or delay of large contracts for regulatory or other reasons; acquisition activities (including uncertainties associated with, among other things, projecting the synergies to be gained by the 1996 and 1997 acquisitions); competition or consolidation within the pharmaceutical industry; ability to increase sales or revenue growth at or above market rates; fluctuations in foreign currency; the degree of success in attracting and obtaining new business; and the continued improvement of the performance of the International CRO.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

    The audited consolidated financial statements of the Company appear beginning on page F-1 of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

    None.

                                 PART III
                                 --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

    Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 9, 1998.

    Certain information regarding Directors and Executive Officers of the Company is set forth in Item 4(a) of Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------


    Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 9, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------


   Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 9, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

   Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's Annual Meeting of Stockholders to be held June 9, 1998.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   -----------------------------------------------------------------


FINANCIAL STATEMENTS
--------------------

   The financial statements and financial statement information required by this Item as well as the report of Independent Public Accountants are included on pages F-1 through F-24 of this Report. All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.


REPORTS ON FORM 8-K
-------------------

   During 1997 the Company filed one report on Form 8-K, dated May 15, 1997, to report on the acquisition of Pharmaco Pty., Ltd. No reports on Form 8-K were filed during the fourth quarter of 1997.


EXHIBITS
--------

   The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


EXHIBIT
-------
NUMBER      DESCRIPTION
------      -----------

3.1         Certificate of Incorporation, as amended  (Exhibit 3.1)(10)

3.2*        Bylaws, as amended.

3.3 Amended Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (Exhibit 3.3)(8)

10.1 Registration Rights Agreement, dated February 23, 1993, among Bio-Pharm Clinical Services, Inc. ("Bio-Pharm") and certain stockholders. (Exhibit 10.23)(1)

10.2 Subscription Confirmation, dated December 11, 1990, among Affinity Biotech, Inc. ("Affinity") and Winston J. Churchill, Norman E. Jackson, Philip L. Rice, M.D., Carl Sorenson and Walter C. Wojack. (Exhibit 10.2)(2)

10.3 Registration Rights Agreement, dated as of February 21, 1992, among Affinity and Winston J. Churchill and Barbara Churchill, Norman E. Jackson, Philip L. Rice, M.D., Carl Sorenson and Walter C. Wojack. (Exhibit 10.3)(2)

10.4+       1992 Incentive Stock Plan.  (Exhibit 10.10)(2)

10.5+       1993 Incentive Stock Plan.  (Exhibit 10.1)(3)

10.6+       1994 Incentive Stock Plan.  (Appendix D)(4)

10.7+ Employment Agreement, dated October 1, 1996, between the Registrant and Sherrin Baky. (Exhibit 10.8)(10)

10.8+ Employment Agreement, dated June 1, 1997, between the Registrant and Rudi Weekers. (Exhibit 10.2)(11)

10.9+ Employment Agreement, dated May 14, 1997, between the Registrant and Cornelius H. Lansing, II. (Exhibit 10.1)(11)

10.10+ Employment Agreement, dated May 25, 1995, between the Registrant and Leonard F. Stigliano. (Exhibit 10.9)(8)

10.11 Lease Agreement, dated May 16, 1994, between Objektgesellschaft GbR and Bio-Pharm Clinical Services, GmbH (in German with English summary). (Exhibit 10.12)(6)

10.12* Amended and Restated Loan and Security Agreement, dated August 27, 1997, among the Registrant, The Hardardt Group, Inc. and CoreStates Bank, N.A.

10.13* Letter, dated September 26, 1997, between the Registrant and CoreStates Bank, N.A.

10.14 Lease Agreement, dated June 21, 1990, between Bio-Pharm and Four Valley Square Associates. (Exhibit 10.27)(1)

10.15 Lease Agreement, dated December 15, 1993, between Bio-Pharm and Valley Square Associates. (Exhibits 10.28 and 10.29)(1)

10.16+      Employee Stock Purchase Plan.  (Exhibit 10.18)(5)

10.17+      1994 Non-Employee Directors Stock Option Plan.  (Exhibit 10.19)(5)

10.18 Sublease and Lease Agreement, dated August 19, 1993, among Affinity, International Envelope Company and Summit Investment Corporation. (Exhibit 10.2)(3)

10.19 Lease Agreement, dated October 26, 1993, and effective as of December 1, 1993, between Affinity Pharmaceutics, Inc. and Rhone-Poulenc Rorer Pharmaceuticals Inc. (Exhibit 10.3)(3)

10.20 Asset Purchase Agreement, dated July 28, 1995, between the Registrant and LDS Technologies, Inc. (Exhibit 10.4)(7)

10.21 Warrant for the purchase of shares of Common Stock issued March 15, 1996 to Vector Securities International, Inc. (Exhibit 10.26)(8)

10.22 Preferred Stock and Warrant Purchase Agreement, dated August 10, 1995, among the Registrant and certain purchasers of Series A Convertible Preferred Stock of the Registrant. (Exhibit 10.27)(8)

10.23 Form of Warrant issued by the Registrant to the purchasers pursuant to the Preferred Stock and Warrant Purchase Agreement, dated August 10, 1995. (Exhibit 10.28)(8)

10.24+ Release and Settlement Agreement, dated February 28, 1997, between the Registrant and Judith L. Hardardt. (Exhibit 10.23)(10)

10.25+      1997 Equity Compensation Plan.  (Exhibit 10.24)(10)

10.26 Agreement and Plan of Merger, dated October 1, 1996, by and between the Registrant, IBAH Acquisition Company and the stockholders of HGB, Inc. (9)

10.27 Lease Agreement, dated December 3, 1996, between 525 Virginia Drive Associates L.P. and Bio-Pharm Pharmaceutics Services, Inc. (Exhibit 10.27)(10)

10.28 Stock Purchase Agreement, dated February 28, 1997, among the Registrant, Catapult Pty. Ltd., Phillip Altman and Juanita Altman. (Exhibit 10.28)(10)

10.29 Registration Rights Agreement, dated February 28, 1997, by and between the Registrant and Catapult Pty., Ltd. (Exhibit 10.29)(10)

10.30 Agreement and Plan of Merger, dated July 18,1996, by and among the Registrant, IBAH Acquisition Company and Resource Biometrics, Inc. (Exhibit 10.30)(10)

21.1*       Subsidiaries of the Registrant.

23.1*       Consent of Arthur Andersen LLP.

27.1*       1997 Financial Data Schedule.

27.2*       1996 Financial Data Schedule.
_______________________

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

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1994.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(9) Filed as an Exhibit to the Registrant's Report on Form 8-K dated October 1, 1996.

(10) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(11) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

                          IBAH, INC. AND SUBSIDIARIES



                       Consolidated Financial Statements
                            Comprising Item 8 of the
                       Annual Report on Form 10-K to the
                       Securities and Exchange Commission

                          YEAR ENDED DECEMBER 31, 1997




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants           F - 2

Consolidated Balance Sheets                        F - 3

Consolidated Statements of Operations              F - 4

Consolidated Statements of Stockholders' Equity    F - 5

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To IBAH, Inc.:

We have audited the accompanying consolidated balance sheets of IBAH, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBAH, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 5 to the Consolidated Financial Statements, the Company has given retroactive effect to the change in accounting for its convertible security with a beneficial conversion feature.


                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
 February 5, 1998

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

               ASSETS                                     DECEMBER 31,
               -----                            -------------------------------
                                                      1996              1997
                                                -------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $  15,588,000      $  6,491,000
  Short-term investments                            5,235,000         4,330,000
  Accounts receivable, net                         27,614,000        42,850,000
  Prepaid expenses and other                          868,000         1,287,000
                                                -------------      ------------

    Total current assets                           49,305,000        54,958,000

PROPERTY AND EQUIPMENT, net                         7,799,000        14,045,000

GOODWILL, net                                      34,571,000        33,587,000

OTHER ASSETS                                          451,000           346,000
                                                -------------      ------------

                                                $  92,126,000      $102,936,000
                                                =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt             $   1,376,000      $  3,122,000
  Accounts payable                                  3,497,000         4,477,000
  Accrued compensation and related costs            6,095,000         4,420,000
  Other accrued expenses                            3,734,000         6,051,000
  Payable to independent investigators              2,585,000         7,638,000
  Deferred revenue                                 22,812,000        20,741,000
                                                -------------      ------------

     Total current liabilities                     40,099,000        46,449,000
                                                -------------      ------------

DEFERRED RENT                                         586,000           516,000
                                                -------------      ------------
LONG-TERM DEBT                                      1,885,000         5,861,000
                                                -------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, 749,665 shares issued
   and outstanding as of December 31, 1996
   and December 31, 1997                                7,000             7,000
  Common stock, $.01 par value, 50,000,000
   shares authorized, 22,023,846 shares
   issued and outstanding as of December 31,
   1996 and 23,385,122 shares issued and
   outstanding as of December 31, 1997                220,000           234,000
  Additional paid-in capital                       73,889,000        76,035,000
  Accumulated deficit                             (24,793,000)      (26,061,000)
  Cumulative translation adjustment                   233,000          (105,000)
                                                -------------      ------------

     Total stockholders' equity                    49,556,000        50,110,000
                                                -------------      ------------

                                                $  92,126,000      $102,936,000
                                                =============      ============

       The accompanying notes are an integral part of these statements.

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                             For the Year Ended
                                                                                December 31,
                                                               ----------------------------------------------
                                                                    1995            1996            1997
                                                               --------------  --------------  --------------

REVENUES                                                       $   56,985,000  $   82,573,000  $  131,821,000
  Less-Reimbursed costs                                            14,119,000      20,453,000      43,770,000
                                                               --------------  --------------  --------------

        Net revenues                                               42,866,000      62,120,000      88,051,000
                                                               --------------  --------------  --------------
OPERATING EXPENSES
  Direct                                                           23,847,000      30,786,000      48,106,000
  Selling,general and administrative                               21,921,000      29,870,000      37,020,000
  Restructuring costs                                                     -               -         1,208,000
  Merger costs                                                            -               -           176,000
  Acquired research and development                                       -           510,000             -
                                                               --------------  --------------  --------------

        Total operating expenses                                   45,768,000      61,166,000      86,510,000
                                                               --------------  --------------  --------------

        Operating income (loss)                                    (2,902,000)        954,000       1,541,000

INTEREST INCOME                                                       234,000         796,000         616,000

INTEREST EXPENSE                                                     (345,000)       (321,000)       (417,000)
                                                               --------------  --------------  --------------
  Income (loss) from continuing operations
    before income taxes                                            (3,013,000)      1,429,000       1,740,000

INCOME TAXES                                                              -            60,000         983,000
                                                               --------------  --------------  --------------
  Income (loss) from continuing operations                         (3,013,000)      1,369,000         757,000


LOSS FROM DISCONTINUED OPERATIONS, including
  loss on disposal of $819,000 in 1995 and $1,547,000 in 1997      (1,546,000)       (389,000)     (2,154,000)
                                                               --------------  --------------  --------------
NET INCOME (LOSS)                                                  (4,559,000)        980,000      (1,397,000)

DEEMED DIVIDEND ON PREFERRED STOCK (NOTE 5)                        (2,712,000)             -               -
                                                               --------------  --------------  --------------
NET INCOME (LOSS) TO COMMON STOCKHOLDERS                       $   (7,271,000) $      980,000  $   (1,397,000)
                                                               ==============  ==============  ==============
NET INCOME (LOSS) PER COMMON SHARE-BASIC
  CONTINUING OPERATIONS                                        $        (0.40) $         0.08  $         0.03
  DISCONTINUED OPERATIONS                                               (0.11)          (0.03)          (0.09)
                                                               --------------  --------------  --------------
                                                               $        (0.51) $         0.05  $        (0.06)
                                                               ==============  ==============  ==============
COMMON SHARES OUTSTANDING-BASIC                                    14,276,000      18,145,000      22,954,000
                                                               ==============  ==============  ==============
NET INCOME (LOSS) PER COMMON SHARE--DILUTED
  CONTINUING OPERATION                                         $        (0.40) $         0.05  $         0.03
  DISCONTINUED OPERATIONS                                               (0.11)          (0.01)          (0.08)
                                                               --------------  --------------  --------------
                                                               $        (0.51) $         0.04  $        (0.05)
                                                               ==============  ==============  ==============
COMMON SHARES OUTSTANDING--DILUTED                                 14,276,000      25,006,000      28,200,000
                                                               ==============  ==============  ==============

       The accompanying notes are an integral part of these statements.



                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                          Preferred Stock               Common Stock
                                                    --------------------------   -------------------------
                                                        Shares       Amount         Shares        Amount
                                                    ------------  ------------   ------------  -----------

BALANCE, JANUARY 1, 1995                                      -   $         -     14,236,904   $  142,000

  Sale of convertible preferred stock, net of
   expenses                                             999,554        10,000              -            -
  Deemed dividend on preferred stock (Note 5)                 -             -              -            -
  Issuance of common stock for stock option
   exercises and Employee Stock Purchase Plan
   purchases                                                  -             -        154,358        2,000
  Translation adjustments                                     -             -              -            -
  Net loss                                                    -             -              -            -
                                                    ------------  ------------   ------------  -----------

BALANCE, DECEMBER 31, 1995                              999,554        10,000     14,391,262      144,000

  Public offering of common stock, net of
   expenses                                                   -             -      3,000,000       30,000
  Issuance of common stock in conjunction with
   the Resource Biometrics, Inc. acquisition                  -             -        350,000        4,000
  Issuance of common stock in conjunction with
   the HGB, Inc. acquisition                                  -             -      2,719,999       27,000
  Conversions of preferred stock into common
   stock                                               (249,889)       (3,000)       749,667        7,000
  Issuance of common stock for warrant exercises              -             -        297,223        3,000
  Issuance of common stock for stock option
   exercises and Employee Stock Purchase Plan
   purchases                                                  -             -        515,695        5,000
  Translation adjustments                                     -             -              -            -
  Net income                                                  -             -              -            -
                                                    ------------  ------------   ------------  -----------

BALANCE, DECEMBER 31, 1996                              749,665         7,000     22,023,846      220,000

  Issuance of common stock in conjunction with
    the Pharmaco Pty. Ltd. merger                             -             -        575,000        6,000
  Issuance of common stock in conjunction with
    the Outcomes Research Corp. acquisition                   -             -         29,629            -
  Issuance of common stock for warrant exercises              -             -        601,458        6,000
  Issuance of common stock for stock option
    exercises, employer savings plan matching
    contribution and Employee Stock Purchase
    Plan purchases                                            -             -        155,189        2,000
  Translation adjustments                                     -             -              -            -
  Net loss                                                    -             -              -            -
                                                    ------------  ------------   ------------  -----------

BALANCE DECEMBER 31, 1997                               749,665   $     7,000     23,385,122   $  234,000
                                                    ============  ============   ============  ===========

                                                                    Retained
                                                     Additional     Earnings     Cumulative      Total
                                                      Paid-in    (Accumulated    Translation  Stockholders'
                                                      Capital       Deficit)     Adjustments     Equity
                                                   ------------  ------------   ------------  -----------

BALANCE, JANUARY 1, 1995                           $ 29,850,000  $(21,214,000)    $  104,000  $ 8,882,000

  Sale of convertible preferred stock, net of
   expenses                                           6,925,000             -              -    6,935,000
  Deemed dividend on preferred stock (Note 5)                 -             -              -            -
  Issuance of common stock for stock option
   exercises and Employee Stock Purchase Plan
   purchases                                            195,000             -              -      197,000
  Translation adjustments                                     -             -         18,000       18,000
  Net loss                                                    -    (4,559,000)             -   (4,559,000)
                                                    ------------  ------------   ------------  -----------

BALANCE, DECEMBER 31, 1995                           36,970,000   (25,773,000)       122,000   11,473,000

  Public offering of common stock, net of
   expenses                                          17,981,000             -              -   18,011,000
  Issuance of common stock in conjunction with
   the Resource Biometrics, Inc. acquisition          2,285,000             -              -    2,289,000
  Issuance of common stock in conjunction with
   the HGB, Inc. acquisition                         15,411,000             -              -   15,438,000
  Conversions of preferred stock into common
   stock                                                 (4,000)            -              -            -
  Issuance of common stock for warrant exercises        764,000             -              -      767,000
  Issuance of common stock for stock option
   exercises and Employee Stock Purchase Plan
   purchases                                            482,000             -              -      487,000
  Translation adjustments                                     -             -        111,000      111,000
  Net income                                                  -       980,000              -      980,000
                                                    ------------  ------------   ------------  -----------

BALANCE, DECEMBER 31, 1996                           73,889,000   (24,793,000)       233,000   49,556,000

  Issuance of common stock in conjunction with
    the Pharmaco Pty. Ltd. merger                        (6,000)      129,000              -      129,000
  Issuance of common stock in conjunction with
    the Outcomes Research Corp. acquisition             200,000                            -      200,000
  Issuance of common stock for warrant exercises      1,493,000             -              -    1,499,000
  Issuance of common stock for stock option
    exercises, employer savings plan matching
    contribution and Employee Stock Purchase
    Plan purchases                                      459,000             -              -      461,000
  Translation adjustments                                     -             -       (338,000)    (338,000)
  Net loss                                                    -    (1,397,000)             -   (1,397,000)
                                                    ------------  ------------   ------------  -----------

BALANCE DECEMBER 31, 1997                           $76,035,000  $(26,061,000)   $  (105,000) $50,110,000
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

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                            For the Year Ended
                                                                              December 31,
                                                            ------------------------------------------------
                                                                  1995            1996            1997
                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $ (4,559,000)   $    980,000    $ (1,397,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities-
   Acquired research and development                                    -         510,000               -
   Depreciation and amortization                                2,003,000       2,968,000       4,658,000
   Deferred rent                                                  149,000        (101,000)        (70,000)
   Discontinued operations                                      1,546,000         389,000       2,154,000
   Deferred taxes                                                       -         (49,000)         45,000
   Changes in assets and liabilities-
     (Increase) decrease in-
       Accounts receivable                                     (5,512,000)     (2,971,000)    (16,347,000)
       Prepaid expenses and other                                 (46,000)         27,000        (389,000)
     Increase (decrease) in-
       Accounts payable and accrued expenses                    2,586,000       2,252,000         (39,000)
       Payables to independent investigators                   (2,428,000)      1,536,000       5,134,000
       Deferred revenue                                         5,805,000       3,816,000        (951,000)
                                                              -----------     -----------     -----------

          Net cash provided by (used in) operating activitie     (456,000)      9,357,000      (7,202,000)
                                                              -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption (purchases) of short-term investments                 808,000      (4,411,000)        905,000
 Purchases of property and equipment                           (1,907,000)     (2,646,000)     (9,229,000)
 Proceeds from sale of discontinued operations                     50,000               -               -
 Net cash paid in business acquisitions                                 -     (11,962,000)       (109,000)
 Net investing activity of discontinued operations                (33,000)              -         (22,000)
 Other                                                            (88,000)        207,000        (397,000)
                                                              -----------     -----------     -----------

          Net cash used in investing activities                (1,170,000)    (18,812,000)     (8,852,000)
                                                              -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of expenses              185,000      19,265,000       1,960,000
 Proceeds from sale of preferred stock, net of expenses         6,947,000               -               -
 Proceeds from issuance of debt, net of expenses                        -               -       7,029,000
 Payments on long-term debt                                      (919,000)     (1,620,000)     (1,581,000)
 Net financing activity of discontinued operations                 (6,000)              -               -
                                                              -----------     -----------     -----------

          Net cash provided by financing activities             6,207,000      17,645,000       7,408,000
                                                              -----------     -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           191,000        (166,000)       (451,000)
                                                              -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            4,772,000       8,024,000      (9,097,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    2,792,000       7,564,000      15,588,000
                                                              -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  7,564,000    $ 15,588,000     $ 6,491,000
                                                              ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                               $    339,000    $    325,000     $   397,000
                                                              ===========     ===========     ===========
 Income taxes paid                                           $         -     $         -      $   623,000
                                                              ===========     ===========     ===========
 Equipment acquired under capital lease obligations          $    292,000    $    769,000     $   327,000
                                                              ===========     ===========     ===========

       The accompanying notes are an integral part of these statements.


                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. BACKGROUND
   ----------

IBAH, Inc. ("IBAH" or the "Company") provides a comprehensive range of product development services worldwide for clients in the pharmaceutical, biotechnology, medical device and diagnostics industries. The Company's principal activity is to help its clients meet the complex regulatory requirements that must be satisfied before a new product may be commercially marketed. The Company offers clients access to extensive regulatory affairs and clinical development services on an international scale through its Clinical Services Division. The Company also provides pharmaceutical manufacturing and stability testing services through its Pharmaceutics Services Division.

The Company was formed on April 27, 1994 as the result of a merger (the "Merger") between Affinity Biotech, Inc. ("Affinity"), a drug delivery and technology company, and Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), a contract research organization. Simultaneous with the Merger, Affinity changed its name to IBAH. Since the Merger resulted in the former Bio-Pharm shareholders having a majority ownership of the merged entity, the Merger was accounted for as a purchase transaction with Bio-Pharm treated as the acquiror.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------


Principles of Consolidation


The accompanying financial statements include the accounts of IBAH, Inc., and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and assumptions.

Restatement


Reference is made to Note 5 regarding the 1995 Financial Statement restatement.

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

Investments are held at market value and at December 31, 1996 and 1997 were classified as short-term. Cash, cash equivalents and investments consisted of the following:


                                                     December 31,
                                           -------------------------------
                                                1996              1997
                                           -------------     -------------
CASH AND CASH EQUIVALENTS
    Money market funds and demand
     accounts                               $  5,447,000      $  3,485,000
    U.S. government securities                 6,313,000           846,000
    Repurchase agreement                       2,092,000         2,061,000
    Commercial paper                           1,736,000            99,000
                                           -------------     -------------
                                              15,588,000         6,491,000
                                           -------------     -------------
INVESTMENTS:
    U.S. government securities                 3,497,000         2,850,000
    Commercial paper                           1,738,000           728,000
    Corporate bond                                     -           502,000
    Bank certificate of deposit                        -           250,000
                                           -------------     -------------
                                               5,235,000         4,330,000
                                           -------------     -------------

                                            $ 20,823,000      $ 10,821,000
                                           =============     =============

The 1997 repurchase agreement matured on January 2, 1998 and was secured by U.S. government securities. The short-term investments outstanding on December 31, 1997 all mature in 1998.

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. This statement requires the Company to classify its investment securities as: (1) held to maturity, (2) available for sale or (3) held for trading purposes. At December 31, 1996 and 1997, all of the Company's short-term investments are classified as available for sale, therefore any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1996 and 1997, there were no significant unrealized holding gains or losses.

Supplemental Information Regarding Non-Cash Investing And Financing Activities

The following table presents the non-cash assets and liabilities that were consolidated as a result of the acquisitions and mergers described in Note 3:

                                                   1996               1997
                                           -----------------  -----------------
Non-cash (assets) liabilities:
  Short term investments                   $         (64,000) $             -
  Accounts receivable                             (4,207,000)          (241,000)
  Prepaid expenses                                   (78,000)           (80,000)
  Property and equipment                            (327,000)           (35,000)
  Goodwill                                       (32,096,000)          (350,000)
  Other assets                                      (369,000)           (31,000)
  Accounts payable                                 1,045,000              4,000
  Accrued expenses                                 2,262,000            295,000
  Deferred revenue and advances by clients         4,190,000                -
  Long-term debt                                     465,000                -
                                           -----------------  -----------------

  Net non-cash assets consolidated               (29,179,000)          (438,000)

  Issuance of common stock                        17,727,000            329,000
  Acquired research and development                 (510,000)               -
                                           -----------------  -----------------

  Net cash paid in business acquisitions   $     (11,962,000) $        (109,000)
                                           =================  =================

Accounts And Unbilled Receivables

The Company considers accounts and unbilled receivables as reported to be collectible and realizable. As of December 31, 1996 and 1997, the allowance for doubtful accounts was $524,000 and $611,000, respectively. Approximately $400,000, $190,000 and $390,000 of write-offs were charged to this allowance which was offset by approximately $200,000, $360,000 and $477,000 charged to current year earnings in 1995, 1996 and 1997, respectively. If accounts or unbilled receivables become uncollectible or unbillable, the Company's policy is to charge these write-offs against this allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable.

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

       Computer equipment and software    3 - 5 years
       Equipment                          5 - 7 years
       Furniture and fixtures             5 years
       Leasehold improvements             Remaining term of lease

The Company's assets are reviewed for impairment whenever events or circumstances have occurred that indicate that the remaining useful lives of the assets should be revised or that the remaining balance of such assets may not be recoverable based upon expectations of future undiscounted cash flows. No such revisions were required as of December 31, 1997.

Goodwill

Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of acquired businesses (see Note 3), is stated at cost and is amortized over an estimated life of principally 25 years. As of December 31, 1996 and 1997, the accumulated amortization of goodwill was $845,000 and $2,382,000, respectively. The Company continues to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life might warrant revision or that the remaining balance of goodwill may not be recoverable. When the Company concludes it is necessary to evaluate goodwill for impairment, the Company will use an estimate of related undiscounted cash flows as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method, which measures fair value based on the best information available in the circumstances. The Company believes that there has been no impairment of goodwill as of December 31, 1997.

Revenue Recognition And Concentration of Credit Risk

Substantially all of the Company's revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies. Revenue is recognized using the percentage-of-completion method of accounting for services rendered on all unit-price and fixed-price contracts, and on a per diem basis for all time-and-materials contracts. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when realization is assured. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue on the accompanying balance sheets.

Over the last three years, two clients of the Clinical Services Division and six clients of the Pharmaceutics Services Division accounted for 10% or more of the respective division's net revenues in any given year. One client accounted for 15.4% and 22.6% of the Clinical Services Division's net revenues in 1995 and 1996, respectively. A second client accounted for 10.5% of this division's net revenues in 1995. One client accounted for 23.6% and 10.2% of the Pharmaceutics Services Division's net revenues in 1995 and 1996, respectively. A second client accounted for 11.3% and 21.2% of this division's net revenues in 1995 and 1996, respectively. A third Pharmaceutics Services Division client accounted for 12.6% of its net revenue in 1996, while three additional clients accounted for 12.2%, 11.1% and 11.0% of its net revenues in 1997.

The concentration of credit risk is limited to trade accounts receivables and is subject to the financial and industry conditions of the Company's clients. The Company does not require collateral or other securities to support client receivables.

Expense Recognition

A portion of expenses is incurred under contracts with investigators. These contracts call for the investigators to perform certain procedures or tests on a specified number of patients. Expenses are recognized based upon the status of the work completed as of a given time as a percentage of the total procedures required under the contract. Included in reimbursed costs in the accompanying consolidated statements of operations are principally the contracted investigators' costs. Billings and payments are specified in the contract.

Income Taxes

On January 1, 1994, upon terminating its S Corporation status, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") retroactively to inception. This statement requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates that are expected to be in effect when the differences reverse. The adoption of SFAS 109 had no material impact on the Company's financial statements.

Net Income (Loss) per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computations for continuing operations:


                                        Year Ended December 31, 1995            Year Ended December 31, 1996
                                   -----------------------------------------    ---------------------------------------
                                      Income          Shares      Per-Share       Income        Shares        Per-Share
                                    (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)     Amount
                                   ------------   -------------   ----------    -----------  --------------  ----------
Income (Loss) per Share--Basic:
  Income (loss)- available to
    common stockholders after
    deemed dividend                $ (5,725,000)    14,276,000     $  (0.40)    $  1,369,000    18,145,000     $  0.08
                                                                   =========                                  =========
Efect of Dilutive Securities:
  Convertible Preferred Stock                -              -                             -      2,338,000
  Options                                    -              -                             -      2,095,000
  Warrants                                   -              -                             -      2,428,000
                                   -------------  -------------   ----------    -----------  --------------  ----------

Income (Loss) per Share--Diluted:
  Income (loss) available to
    common stockholders after
    deemed dividend + assumed
    conversions                    $ (5,725,000)    14,276,000     $  (0.40)   $  1,369,000     25,006,000     $  0.05
                                  ==============    ==========     =========   ============    ===========    =========


                                        Year Ended December 31, 1997
                                   -----------------------------------------
                                      Income          Shares      Per-Share
                                    (Numerator)   (Denominator)    Amount
                                   ------------   -------------   ----------
Income (Loss) per Share--Basic:
  Income (loss)- available to
    common stockholders            $    757,000     22,954,000     $   0.03
                                                                   =========

Efect of Dilutive Securities:
  Convertible Preferred Stock                -       2,249,000
  Options                                    -       1,459,000
  Warrants                                   -       1,538,000
                                   -------------  -------------

Income (Loss) per Share--Diluted:
  Income (loss) available to
    common stockholders +
    assumed conversions           $     757,000     28,200,000     $   0.03
                                  ==============    ==========     =========

Options and warrants to purchase 4,750,000, 91,000 and 824,000 shares of the Company's common stock at weighted average exercise prices of $2.03, $7.56 and $6.52 per share were outstanding during 1995, 1996 and 1997, respectively, but were not included in the computation of diluted net income (loss) per share because they are antidilutive. Also not included in 1995 were 2,998,662 shares of the Company's common stock issuable upon the conversion of preferred stock due to antidilution. Of the options and warrants not included in the 1997 earnings per share computation, 777,000 shares are still outstanding at December 31, 1997 and have a weighted average life of approximately eight years before they expire.


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. Therefore, the Company will adopt these standards on January 1, 1998. The Company does not anticipate the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosures.


3. MERGERS AND ACQUISITIONS
   ------------------------

Acquisition of Resource Biometrics, Inc. ("RBI")

On July 18, 1996, the Company purchased all of the outstanding shares of stock of RBI for 350,000 shares of the Company's common stock. At the time of acquisition, RBI was a provider of both software products and data services to the pharmaceutical, biotechnology and medical device industries. During 1997, the Company closed the RBI software commercialization unit (see Note 6). This acquisition was recorded using the purchase method of accounting. The total purchase price of $2,463,000, including transaction costs of $174,000, was allocated to the fair value of the assets acquired and liabilities assumed. The $2,718,000 excess of purchase price over book value on the acquisition date was allocated based on an independent appraisal as follows: (1) $510,000 to acquired research and development, which is charged to the statement of operations as a non-recurring item; (2) $160,000 to software technology being amortized over 5 years; and (3) $2,048,000 to goodwill being amortized over 20 years.


Acquisition of HGB, Inc., Doing Business as The Hardardt Group ("THG")

On October 1, 1996, the Company purchased all of the outstanding shares of stock of THG for $14 million in cash and 2,719,999 shares of the Company's common stock. THG is a provider of clinical trial management and clinical monitoring services to the pharmaceutical, biotechnology and medical device industries.
THG provides these services predominantly in the U.S. This acquisition was recorded under the purchase method of accounting. The total purchase price of $31,210,000, including estimated transaction costs of $1,772,000, has been allocated to the fair value of assets acquired and liabilities assumed. The book value of THG's assets and liabilities approximates their fair value. The $30,251,000 excess of purchase price over book value on the acquisition date was allocated to goodwill. Goodwill is being amortized on a straight-line basis over 25 years, based on an independent appraisal obtained by the Company.

Merger With Pharmaco Pty. Ltd. ("PPL")

On May 5, 1997, the Company acquired all of the outstanding shares of stock of PPL in exchange for 575,000 shares of the Company's common stock. PPL is a provider of clinical trial, regulatory, data management and health economics services in Australia and New Zealand. PPL has been integrated with the Company's existing Australian operations. This acquisition was accounted for as a pooling-of-interests transaction. This transaction is not material to the Company's financial results taken as a whole, and as such, prior period financial statements have not been retroactively restated in conformity with Accounting Principles Board Opinion No. 16, "Business Combinations." The results of operations of PPL have been included in the consolidated operating results from the effective date of the merger. The $176,000 of costs associated with this merger have been charged to earnings as a separate component of operating income.

Acquisition of Outsomes Research Corporation ("ORC")

On January 13, 1997, the Company acquired the business of ORC for 29,629 shares of the Company's common stock and $150,000 in cash. ORC is a U.S. based health economics consulting business. This acquisition has been recorded under the purchase method of accounting and is immaterial to the Company's financial statements taken as a whole.


The table below summarizes the unaudited pro forma combined results of operations for the years ended December 31, 1995 and 1996. This table does not include the merger with PPL or the acquisition of ORC due to materiality. However, the table assumes that the acquisitions of RBI and THG and the closure of the RBI software commercialization unit (see Note 6) and the divestiture of the Drug Delivery Services Division (see Note 7) had occurred on January 1, 1995.


                                                    Year Ended December 31,
                                                ------------------------------
                                                     1996            1997
                                                --------------  --------------
        Revenues                                $   74,380,000  $   99,112,000
        Net Revenues                                57,902,000      73,430,000
        Operating Income (Loss)                     (2,042,000)      2,617,000
        Net Income (Loss)                           (3,549,000)      2,115,000
        Net Income (Loss) Per Share-Basic                (0.20)           0.10
        Net Income (Loss Per Share-Diluted               (0.20)           0.08


The above pro forma information excludes the $510,000 one-time charge to earnings for acquired research and development related to the RBI acquisition in 1996. The pro forma information also excludes the 1995 operating loss of the Drug Delivery Services Division of $1,546,000 and the operating losses of the RBI software commercialization unit of $348,000 in 1995 and $554,000 in 1996 due to the Company's decision to discontinue or to close these operations. The shares used in computing pro forma net loss per share assumes that the acquisitions of RBI and THG had occurred on January 1, 1995.

4. 1996 PUBLIC OFFERING OF COMMON STOCK
   ------------------------------------

On April 19, 1996, the Company completed a public offering of 3,000,000 shares of its common stock, par value $.01 per share, at an issuance price of $6.50 per share, for a total of $19.5 million. The net proceeds to the Company, after all issuance expenses, were $18,011,000. These shares were sold to selected institutional investors.


5. 1995 PRIVATE EQUITY PLACEMENT
   -----------------------------

On August 11, 1995, the Company completed a private equity placement (the "1995 Private Equity Placement") of 999,554 shares of convertible preferred stock, par value $.01 per share, at a purchase price of $7.003125, per share for a total of $6,935,000, net of transaction costs. Each share of convertible preferred stock is convertible into three shares of common stock. Each share of convertible preferred stock is entitled to three detachable and transferable warrants to purchase shares of common stock for $2.33 per share on or before August 11, 2000. In addition, each share of convertible preferred stock is entitled to the voting equivalent of three shares of common stock. The Company allocated $5,174,000 of the net proceeds to preferred stock and $1,761,000 to warrants based upon their relative estimated fair values. The fair value of the warrants was based upon the Black-Scholes Method which utilizes the following assumptions: expected volatility of 40%, risk-free interest rate of 6.46% and an expected warrant life of 3 years. The convertible preferred stock may be converted at the Company's option after August 11, 1998, provided that the common stock has a trading price equal to or greater than $10 per share. On October 10, 1995, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the common stock underlying the convertible preferred stock and warrants. The registration of these securities was declared effective on October 31, 1995. In the event the Company sells or issues additional shares of common stock, warrants or other rights to purchase stock, stockholders of convertible preferred stock are entitled to certain anti-dilution protection. The holders of the convertible preferred stock are entitled to one seat on the Company's Board of Directors, which was filled in August 1995.

The 1995 results of operations have been restated to give effect to the accounting treatment announced by the Staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relative to the 1995 Private Equity Placement. Under this accounting treatment, the beneficial conversion discount was recorded in the restated 1995 financial statements as a deemed dividend, since the convertible preferred stock was immediately convertible into common stock. The effect of this restatement was to increase the 1995 net loss to common stockholders' equity by approximately $2.7 million. This restatement has no effect on total stockholders' equity or cash flows of the Company.

In 1996, 249,889 shares of the convertible preferred stock were converted into 749,667 shares of common stock. As of December 31, 1995 and 1996, all of the 2,998,662 immediately exercisable warrants issued in this transaction were outstanding. As of December 31, 1997, 2,784,471 of these warrants were outstanding after 214,191 warrants were exercised in 1997. Subsequent to December 31, 1997, an additional 214,191 warrants were exercised.


6. CLOSURE OF RBI SOFTWARE COMMERCIALIZATION UNIT
   --------------------------------------------------


On June 30, 1997, the Company closed the software commercialization unit of RBI. Accordingly, all operating results of this unit have been reclassified from continuing operations to discontinued operations. This unit recorded a net loss of $389,000 for 1996 and $607,000 for the six months ended June 30, 1997. In addition, a loss on the disposal of this unit of $1,547,000 has been reflected in the 1997 consolidated statement of operations. The Company did not record an income tax benefit on the loss from discontinued operations as the realization of a corresponding deferred tax asset is uncertain. At the time of the acquisition of RBI, approximately 25% of the purchase price was allocated to the software commercialization unit. The majority of the purchase price allocation was to the service portion of this business, which has given the Company a viable and active CRO presence on the West Coast. The loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The remaining liabilities related to the loss on disposal at December 31, 1997 are $417,000 and are included in accrued compensation and related costs and other accrued expenses on the accompanying consolidated balance sheet.

7. DIVESTITURE OF DRUG DELIVERY SERVICES DIVISION
   ----------------------------------------------


On July 28, 1995, the Company entered into an agreement to sell its Drug Delivery Services Division, effective July 1, 1995, to a management group from that division. The Drug Delivery Services Division had recorded a net loss of $727,000 for the six months ended June 30, 1995. In addition, a loss on disposal of the division of $819,000, including accruals for severance payments and future liabilities, has been reflected in the consolidated statement of operations for 1995. The operating losses of the Drug Delivery Services Division have been retroactively restated as losses from discontinued operations in the accompanying consolidated statements of operations. The Drug Delivery Services Division was a significant portion of Affinity Biotech, Inc. (see Note
1).


8. INTERNATIONAL RESTRUCTURING
   ---------------------------


In June 1997, the company implemented a restructuring plan for the International CRO. The Company has recorded a one-time restructuring charge of $1,208,000, consisting primarily of termination benefits for 14 employees and an accrual for lease-related charges. As of December 31, 1997, 12 employees have been terminated and $296,000 of termination benefits have been paid. In addition, lease-related costs of $111,000 have been paid. Substantially all of the termination benefits and lease-related charges will be paid by the end of 1998.


9.   ACCOUNTS RECEIVABLE
     -------------------

                                                          December 31,
                                                 ------------------------------
                                                      1996            1997
                                                 --------------  --------------
Trade:
  Billed                                         $   17,548,000  $   23,547,000
  Unbilled                                           10,590,000      19,914,000
  Allowance for doubtful accounts                      (524,000)       (611,000)
                                                 --------------  --------------
                                                 $   27,614,000  $   42,850,000
                                                 ==============  ==============

10. PROPERTY AND EQUIPMENT
    ----------------------

                                                          December 31,
                                                 ------------------------------
                                                      1996            1997
                                                 --------------  --------------
Computer equipment and software
Equipment (see Note 13)                          $    6,051,000  $    9,451,000
Furniture and fixtures                                4,479,000       6,519,000
Leasehold improvements                                1,634,000       2,308,000
                                                      1,834,000       4,592,000
                                                 --------------  --------------
                                                     13,998,000      22,870,000
Less--Accumulated depreciation and amortization      (6,199,000)     (8,825,000)
                                                 --------------  --------------

                                                 $    7,799,000  $   14,045,000
                                                 ==============  ==============

11. INCOME TAXES
    ------------

At December 31, 1997, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $5,400,000 and for foreign income tax purposes of approximately $6,900,000. If utilized, $3,200,000 of the U.S. Federal net operating loss carryforward will not be benefited in the consolidated statement of operations as it was generated by the exercise of nonqualified stock options and will be recorded directly to additional paid-in capital in accordance with SFAS 109. The Federal net operating loss carryforwards will expire at various dates beginning in 2008, if not utilized.

Pursuant to the Tax Reform Act of 1986, annual use of the Company's U.S. Federal net operating loss carryforwards may be limited if a cumulative change in ownership of more that 50% has occurred within a three-year period. Upon consummation of the Merger, the availability in any one year of Affinity's net operating loss carryforward became limited due to a change in ownership. Such limitation has not had an effect on the Company's ability ultimately to utilize this carryforward. The Company believes that there has been no such change in ownership since the Merger.

The components of income (loss) from continuing operations before income taxes are as follows:


                                              Year Ended December 31,
                                  -------------------------------------------
                                        1995           1996           1997
                                   -------------   ------------   ------------
Domestic                           $ (1,576,000)   $  4,278,000   $  6,699,000
Foreign                              (2,983,000)     (2,849,000)    (4,959,000)
                                   -------------   ------------   ------------
                                   $ (4,559,000)   $  1,429,000   $  1,740,000
                                   =============   ============   ============

The income tax provisions for the years ended December 31, 1996 and 1997 relate primarily to state income taxes due to profitable operations in the U.S. The income tax provisions in 1996 and 1997 are composed of current provisions of $109,000 and $938,000, respectively, offset by a deferred benefit of $49,000 in 1996 and a deferred provision of $45,000 in 1997.

Income taxes computed at the Federal tax rate of 34% are reconciled to the total income tax provision for continuing operations as follows:


                                       Year Ended December 31,
                                   -------------------------------
                                        1996              1997
                                   --------------    -------------
United States Federal statutory
  rate                              $   486,000       $   592,000
Effect of foreign losses not
  benefited                             484,000         1,466,000
State taxes                              60,000           983,000
Nondeductible expenses                  428,000           606,000
Net operating loss carryforward
  utilized                           (1,686,000)       (2,694,000)
Other                                   288,000            30,000
                                   -------------     -------------
Provision for income taxes          $    60,000       $   983,000
                                   =============     =============
Effective tax rate                         4.2%             56.5%
                                   =============     =============

The tax effect of temporary differences as established in accordance with SFAS 109 that give rise to deferred income taxes are as follows:


                                                    December 31,
                                           -----------------------------
                                               1996             1997
                                           -------------   -------------

Deferred tax assets:
  Net operating loss carryforwards          $  5,800,000    $  4,855,000
  Items deductible in future tax years         1,144,000         817,000
                                            ------------    ------------
  Total deferred tax assets                    6,944,000       5,672,000
  Less-valuation allowance                    (5,818,000)     (4,952,000)
                                            ------------    ------------
  Net deferred tax assets                      1,126,000         720,000
                                            ------------    ------------

Deferred tax liabilities:
  Depreciation                                  (497,000)       (318,000)
  Cash to accrual adjustment                    (677,000)       (406,000)
                                            ------------    ------------
  Total deferred tax liabilities              (1,174,000)       (724,000)
                                            ------------    ------------

Net deferred tax assets (liabilities)       $    (48,000)   $     (4,000)
                                            ============    ============


A valuation allowance has been provided, as the realization of the deferred tax assets is uncertain. The deferred tax liability relates primarily to temporary differences at THG for state taxes purposes. The Federal liability related to these THG temporary differences has been benefited against the Company's Federal net operating loss carryforwards.


12. LINE OF CREDIT
    --------------

The Company maintains a line of credit facility with its bank. In August 1996, the Company negotiated an increase in its line of credit facility. The current availability under the facility is equal to $5,000,000 minus the outstanding balance on the non-revolving equipment loan (see Note 13), or $4,062,000 at December 31, 1997. Prior to August 1996, the amount of this facility was $2,000,000.

The line of credit facility, as amended during 1997, carries various terms and conditions. Interest on amounts borrowed under this line of credit is at the lender's prime rate (8.5% at December 31, 1997) effective October 1997. Prior to October 1997, interest was at the lender's prime rate (8.5% and 8.25% at December 31, 1995 and 1996, respectively) plus 0.25%. Indebtedness under this facility is secured by substantially all of the Company's assets. The facility contains financial and operational covenants to maintain specified levels of working capital, cash level, debt service and debt-to-tangible net worth ratio.

There were no borrowings under the line of credit facility in 1995, 1996 or 1997.

13. LONG-TERM DEBT
    --------------

                                                          December 31,
                                                 ------------------------------
                                                      1996            1997
                                                 --------------  --------------
Term loans with bank                             $          -    $    6,737,000
Non-revolving equipment loan                          1,563,000         938,000
Note payable on leashold improvements                   242,000         126,000
Note payable for THG shareholder buyout                 273,000         115,000
Capital lease obligations                             1,174,000       1,013,000
Other                                                     9,000          54,000
                                                 --------------  --------------
                                                      3,261,000       8,983,000
Less--current portion                                (1,376,000)     (3,122,000)
                                                 --------------  --------------
                                                 $    1,885,000  $    5,861,000
                                                 ==============  ==============

Aggregate maturities of long-term debt are as follows:

                                                1998             $    3,122,000
                                                1999                  2,593,000
                                                2000                  2,033,000
                                                2001                    977,000
                                                2002                    258,000
                                                                 --------------
                                                                 $    8,983,000
                                                                 ==============


In August 1997, the Company entered into a new $7,000,000 term loan facility with its bank. This facility comprises a series of four term loans bearing interest at rates ranging from 7.90% to 8.05% with terms of 36 to 60 months. Principal payments are made in equal monthly installments ranging from $25,000 to $62,500. The proceeds of this facility were used to finance new leasehold improvements and new capital equipment for the Pharmaceutics Services Division and to enhance the Company's information systems infrastructure. This facility is subject to the same restrictive covenants as the line of credit discussed in
Note 12. Indebtedness under the facility is secured by substantially all of the Company's assets and a purchase money security interest in the equipment purchased.

The Company's non-revolving equipment loan is for capital expenditures made in 1994 and is payable in 48 equal payments of $52,083 plus interest beginning July 1995. It is subject to the same restrictive covenants as stated in Note 12. Indebtedness under this facility is also secured by substantially all of the Company's assets and a purchase money security interest in the equipment purchased. After renegotiations in August 1997, this loan bears interest at the lender's prime rate plus 0.25%, a decrease from the previous interest rate of prime plus 0.75%. The lender's prime rate was 8.5%, 8.25% and 8.5% at December 31, 1995, 1996 and 1997, respectively.

The Company's note payable on leasehold improvements is for approximately $483,000 of improvements made in Germany in 1994. It is payable in 60 equal payments of approximately $10,000, which includes interest at 7.5%.

In 1993, THG entered into an agreement with a stockholder to terminate his employment with THG. In conjunction with this termination, THG agreed to pay $749,000 in 60 monthly payments based on interest at prime plus 2%. This amount represents the remainder of this liability.

Capital lease obligations mature from 1997 through 2001 and have interest rates ranging from 9.0% to 12.2%. Equipment, including computer equipment, consists of $2,776,000 and $2,495,000 of cost and $1,637,000 and $1,769,000 of accumulated depreciation for assets held under capital leases at December 31, 1996 and 1997, respectively. At December 31, 1997, the aggregate remaining lease payments were $1,153,000 including interest of $140,000.

In January 1998, the Company received a commitment from its bank for a $5,000,000 loan to finance the next phase of expansion at the Pharmaceutics Services Division. This loan will bear interest at 7.5% and will be repayable in 47 equal monthly installments beginning six months after the first draw under the loan.

14. COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

15. STOCK OPTIONS AND WARRANTS
    --------------------------

In conjunction with the Merger (see Note 1), the Company's stockholders approved the 1994 Incentive Stock Plan (the "1994 Plan") which authorizes the granting of incentive and nonqualified stock options, stock appreciation rights and stock awards (together the "Incentives") to officers, key employees, directors and consultants. All previously issued Bio-Pharm options were converted into the 1994 Plan. A maximum of 2,250,000 shares of common stock are issuable pursuant to the 1994 Plan. The two predecessor plans of Affinity, described below, have survived the Merger.

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

The 1992, 1993, 1994 and 1997 Plans (collectively referred to as the "Plans") are administered by a committee of the Board of Directors, the members of which are ineligible to participate. The committee determines who will receive Incentives, the types of Incentives to be granted and the terms and conditions of such Incentives. To date, the Company has granted only nonqualified stock options under the Plans, the exercise price of which was determined by the committee at the time the options were granted. Options issued under the Plans generally vest over five years, except for those issued under the 1997 Plan which generally vest over four years. In addition, 350,000 options granted to certain key employees in 1997 vest at the end of six years and contain a provision which could accelerate vesting upon achieving individual performance goals, as defined. All options expire no later than ten years from the date of the grant.

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

In addition to options issued under the Plans and the Directors' Plan, certain other options have been issued. As of December 31, 1995, all options issued other than pursuant to one of the plans indicated above have been exercised.

In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective January 1, 1995, the Company has elected to adopt the disclosure requirement of this pronouncement. The fair value of Incentives granted to non-employees is charged to earnings in accordance with SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:


                                            Year Ended December 31,
                                 ---------------------------------------------
Pro forma net income (loss)           1995             1996           1997
                                 --------------   -------------   ------------
                                  $(4,835,000)     $  552,000      $(1,993,000)

Pro forma net income (loss)
  per share-basic:                $     (0.34)     $     0.03      $     (0.09)

Pro forma net income (loss)
  per share-diluted:              $     (0.34)     $     0.02      $     (0.07)


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost, and thus pro forma net income (loss), may not be representative of that to be expected in future years. The weighted average fair value at the date of grant for options granted during 1995, 1996 and 1997 is estimated as $1.51, $3.09 and $2.03 per share, respectively, using the Black-Scholes option-pricing model.
The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%; expected volatility of 40% in 1995 and 1996 and 45% in 1997; risk-free interest rate of 6.46%, 6.05% and 6.35% in 1995, 1996 and 1997, respectively; and an expected option life of six years.

Information with respect to the nonqualified stock options granted under the Plans and the Directors' Plan and options granted separately from any plan is summarized as follows:


                                      1995                             1996                         1997
                          ---------------------------    ---------------------------   ---------------------------
                                            Wtd. Avg.                      Wtd. Avg.                     Wtd. Avg.
                            Shares          Ex. Price       Shares         Ex. Price      Shares         Ex. Price
                          -------------   -----------    --------------  -----------   --------------  -----------
Outstanding at beg. of
  year                       2,774,780       $   1.56       2,898,710      $   1.78        3,082,839     $   3.09
   Granted                     501,360           3.02         859,950          6.32        1,501,750         3.85
   Exercised                  (132,866)          1.01        (500,396)         0.77          (74,896)        1.73
   Cancelled                  (244,564)          2.30        (175,425)         3.85         (175,006)        5.32
                          -------------                  --------------                --------------
Outstanding at end of
  year                       2,898,710           1.78       3,082,839          3.09        4,334,687         3.29
                          =============                  ==============                ==============
Exercisable at end of
  year                       1,858,886           1.21       1,943,014          1.83        2,107,448         2.17
                          =============                  ==============                ==============

The following table summarizes information about options outstanding at December 31, 1997:


                        Options Outstanding              Options Exercisable
               --------------------------------------  -----------------------
                              Wtd. Avg.
  Range of                    Remaining     Wtd. Avg.                Wtd. Avg.
  Exercise        Number     Contractual    Exercise     Number      Exercise
   Prices      Outstanding  Life in Years    Price     Exercisable    Price
-------------  -----------  -------------  ----------  -----------  ----------
 $0.12-$1.87    1,134,767       3.2        $     0.65   1,109,236   $     0.62
 $2.19-$3.78    1,603,710       7.8              3.28     597,542         2.91
 $3.85-$6.25    1,283,260       8.3              4.71     341,690         5.08
 $6.50-$8.13      312,950       8.5              7.06      58,960         7.07
               -----------      6.8              3.29  -----------        2.17
                4,334,687                               2,107,448
               ===========                             ===========


As of December 31, 1997, 524,435 options were available for future grant under the Plans and the Directors' Plan.

Upon the closing of the Merger (see Note 1), warrants to purchase 684,505 shares of common stock at $2.58 were issued to certain institutional investors of Bio-Pharm in connection with their approval of the Merger. In December 1996, warrants underlying 297,223 shares of common stock were exercised, while the remaining 387,282 warrants were exercised in January 1997.


16.  LEASES
     ------

The Company entered into a lease in 1989 for its corporate headquarters office space, which included reduced rental payments in the initial years of the lease. The accompanying financial statements reflect total rent expense on a straight-line basis over the term of the lease. The Company also has leases for its other 18 primary office and laboratory locations. Rent expense for all operating leases was $2,732,000, $3,182,000 and $3,713,000 in 1995, 1996 and
1997, respectively. The future minimum lease payments as of December 31, 1997, under the noncancelable operating leases for equipment and office space are as follows:

            1998                                    $4,284,000
            1999                                     3,612,000
            2000                                     2,175,000
            2001                                     1,145,000
            2002                                     1,006,000
            2003 and thereafter                      8,609,000

Included in the future minimum lease payments above is a 15 year lease for new office, laboratory and manufacturing facilities for the Pharmaceutics Services Division. This lease is for 124,000 square feet of space. During 1997, the Company began the phase-in of operations in this new facility. The first 40,000 square feet of space has been converted to laboratory and office space. The next 40,000 square feet of space are scheduled to be occupied in 1998 (see Note
13).

As of December 31, 1997, the Company issued a bank letter of credit for $300,000 to the landlord of its headquarters facility in lieu of a cash security deposit.

17. EMPLOYEE RETIREMENT PLANS
    -------------------------

In January 1991, the Company established a 401(k) Retirement Plan for all qualified U. S. employees. The employer contributions credited to this plan were charged to expense and were $91,000, $187,000 and $237,000 in 1995, 1996, and 1997, respectively. This plan also provides for discretionary contributions as approved by the Board of Directors. There were no discretionary contributions in 1995, 1996, or 1997.

In the United Kingdom, the Company operates defined contribution pension plans. The assets of these plans are held separately from those of the Company in eight independently administered funds. The employer contributions credited to these plans were charged to expense and were $132,000, $183,000 and $188,000 in 1995, 1996 and 1997, respectively.

Prior to acquisition, both RBI and THG maintained their own 401(k) Retirement Plans for qualified employees. These plans have been merged into the IBAH plan effective January 1, 1997. Since their acquisitions, $34,000 of employer match contributions have been made to these Plans.


18. RELATED PARTY TRANSACTIONS
    --------------------------

During 1997, the Company performed services for a company employing a member of IBAH's Board of Directors. Revenues recognized during the year for these services were $1,357,000.

At December 31, 1997, the Company had a mortgage receivable of $79,000 due from a former stockholder of THG (see Note 3). During 1997 an additional mortgage receivable of $66,000 from another former stockholder of THG was repaid. The outstanding mortgage is secured by a personal residence and bears interest at 5.78%. Payments are in monthly installments of $773. This receivable is included in other assets on the accompanying consolidated balance sheet.

On January 19, 1996, the Company entered into a one-year agreement with Vector Securities International, Inc. ("Vector Securities"), an affiliate of Vector Later-Stage Equity Fund, L.P., a fund managed by Sandra Panem, a member of the Company's Board of Directors. Pursuant to the agreement, Vector Securities will provide strategic advisory services to the Company in return for standard up-front fees and fees related to any specific transactions consummated by the Company. This contract was terminated in July 1997.

In January, 1992, Affinity entered into a five year contract for management advisory services with an entity controlled by the Chairman of the Company's Board. This contract provided for quarterly payments. The Company incurred expenses under this contract of $87,000 in 1995 and $122,000 in 1996. This contract was terminated effective December 31, 1996.

The Company had a $75,000 demand note from an employee. The demand note was secured by 25,000 shares of the Company's common stock and bore interest at prime. The note was repaid in 1995.

19. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
    --------------------------------------------------

The Company operates in two business segments: the Clinical Services Division and the Pharmaceutics Services Division (see Note 1). The following table presents information about the Company's operations by segment:

                                            Year Ended December 31,
                                ----------------------------------------------
                                      1995             1996           1997
                                -------------    -------------   -------------

Net revenues
   Clinical Services Division   $  40,272,000    $  56,119,000   $  77,674,000
   Pharmaceutics Services
     Division                       2,594,000        6,001,000      10,377,000
                                -------------    -------------   -------------
                                $  42,866,000    $  62,120,000   $  88,051,000
                                =============    =============   =============

Operating income (loss)
   Clinical Services Division   $  (1,523,000)   $     360,000   $     234,000
   Pharmaceutics Services
     Division                      (1,379,000)         594,000       1,307,000
                                -------------    -------------   -------------
                                $  (2,902,000)   $     954,000   $   1,541,000
                                =============    =============   =============

Depreciation and Amortization
   Clinical Services Division   $   1,590,000    $   2,411,000   $   3,819,000
   Pharmaceutics Services
     Division                         413,000          557,000         839,000
                                -------------    -------------   -------------
                                $   2,003,000    $   2,968,000   $   4,658,000
                                =============    =============   =============

Capital Expenditures
   Clinical Services Division   $   1,336,000    $   2,504,000   $   4,534,000
   Pharmaceutics Services
     Division                         863,000          911,000       5,022,000
                                -------------    -------------   -------------
                                $   2,199,000    $   3,415,000   $   9,556,000
                                =============    =============   =============

Identifiable Assets
   Clinical Services Division   $  36,370,000    $  87,510,000   $  92,206,000
   Pharmaceutics Services
     Division                       3,155,000        4,616,000      10,730,000
                                -------------    -------------   -------------
                                $  39,525,000    $  92,126,000   $ 102,936,000
                                =============    =============   =============



The operating income in the Clinical Services Division in 1996 includes the $510,000 one-time charge to earnings for acquired research and development (see
Note 3). The operating income in the Clinical Services Division in 1997 includes the $1,208,000 restructuring charge (see Note 8) and merger costs of $176,000 (see Note 3).

The following table presents information about the Company's operations by geographic area:


                                             Year Ended December 31,
                                 ----------------------------------------------
                                      1995            1996            1997
                                 --------------  --------------  --------------
Net revenues
      United States              $   26,022,000  $   41,225,000  $   66,655,000
      International                  16,844,000      20,895,000      21,396,000
                                 --------------  --------------  --------------
                                 $   42,866,000  $   62,120,000  $   88,051,000
                                 ==============  ==============  ==============
Operating income (loss)
      United States              $     (466,000) $    3,642,000  $    8,064,000
      International                  (2,436,000)     (2,688,000)     (6,523,000)
                                 --------------  --------------  --------------
                                 $   (2,902,000) $      954,000  $    1,541,000
                                 ==============  ==============  ==============
Identifiable Assets
      United States              $   19,097,000  $   69,263,000  $   83,254,000
      International                  20,428,000      22,863,000      19,682,000
                                 --------------  --------------  --------------
                                 $   39,525,000  $   92,126,000  $  102,936,000
                                 ==============  ==============  ==============


The International operations are concentrated primarily in western Europe.

The operating income in the United States in 1996 includes the $510,000 one-time charge to earnings for acquired research and development (see Note 3). The operating loss in International in 1997 includes the $1,208,000 restructuring charge (see Note 8). Operating income in the United States in 1997 includes merger costs of $95,000, while operating loss in International includes $81,000 of merger costs for the same transaction (see Note 3).

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IBAH, Inc.

Date:  March 27, 1998       By: \s\ Geraldine A. Henwood
                                  --------------------------------
                                   Geraldine A. Henwood
                                   Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 27, 1998    By: \s\ Geraldine A. Henwood
                                ----------------------------------
                                  Geraldine A. Henwood
                                  Chief Executive Officer  and Director
                                  (Principal Executive Officer)

Date:    March 27, 1998    By: \s\ Cornelius H. Lansing, II
                               -----------------------------------
                                  Cornelius H. Lansing, II
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:    March 27, 1998    By: \s\ Mark K. Brunhofer
                               -----------------------------------
                                  Mark K. Brunhofer
                                  Corporate Controller
                                  (Principal Accounting Officer)

Date:    March 27, 1998    By: \s\ Ernst-Gunter Afting, Ph.D., M.D.
                               -----------------------------------
                                  Ernst-Gunter Afting, Ph.D., M.D.
                                  Director

Date:    March 27, 1998    By: \s\ Winston J. Churchill, J.D.
                               -----------------------------------
                                  Winston J. Churchill, J.D.
                                  Chairman of the Board and Director

Date:    March 27, 1998    By: \s\ Victor J. Bauer, Ph.D.
                                -----------------------------------
                                   Victor J. Bauer, Ph.D.
                                   Director

Date:    March 27, 1998    By: \s\ Edwin A. Bescherer, Jr.
                               -----------------------------------
                                  Edwin A. Bescherer, Jr.
                                  Director

Date:    March 27, 1998    By: \s\ Martyn D. Greenacre
                                -----------------------------------
                                   Martyn D. Greenacre
                                   Director

Date:    March 27, 1998    By: \s\ Sidney Jevons, Ph.D.
                                -----------------------------------
                                   Sidney Jevons, Ph.D.
                                   Director

Date:    March 27, 1998   By: \s\ Sandra Panem, Ph.D.
                               -----------------------------------
                                  Sandra Panem, Ph.D.
                                  Director

Date:    March 27, 1998   By: \s\ Richard L. Sherman,  J.D.
                               -----------------------------------
                                  Richard L. Sherman,  J.D.
                                  Director