Form 10-K/A
period 1997-12-31
IBAH INC
filed 1998-04-22
CIK 884252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K/A
(Mark One)
     [ X ]  Annual report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
           [No Fee Required] for the fiscal year ended DECEMBER 31, 1997
               or
     [   ]  Transition Report pursuant to Section 13 or 15(d) of the
            Securities
            Exchange Act of 1934 [No Fee Required]
            For the transition period from _________ to __________


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 9, 1998 was approximately $65,000,000 For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on March 9, 1998 was 23,537,149.

                      THIS PAGE INTENTIONALLY LEFT BLANK

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

     As of March 30, 1998, IBAH entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc. ("Omnicare") under which Omnicare will acquire IBAH in a stock-for-stock merger (the "Merger"). In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement including, among other things, obtaining the approval of the IBAH stockholders and certain regulatory authorities. Omnicare expects to issue approximately $169 million in Omnicare stock. The Merger is expected to be consummated in the third quarter of 1998.

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

  On April 27, 1994, Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), a CRO, and Affinity, a drug delivery and technology corporation, merged (the "Affinity Merger") and simultaneous with the Affinity Merger, Affinity changed its name to IBAH. Since the Merger resulted in the former Bio-Pharm shareholders having a majority ownership of IBAH, the Affinity Merger was accounted for as an acquisition of Affinity by Bio-Pharm.

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

     As of March 30, 1998, IBAH entered into the Merger Agreement with Omnicare under which Omnicare will acquire IBAH in the Merger. In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement including, among other things, obtaining the approval of the IBAH stockholders and certain regulatory authorities. Omnicare expects to issue approximately $169 million in Omnicare stock. The Merger is expected to be consummated in the third quarter of 1998.

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

  Regulatory Application - The regulatory filing which is submitted to a
  ----------------------
regulatory agency, such as the FDA, is a comprehensive filing that averages over 100,000 pages. It includes manufacturing and animal testing data as well as clinical trial data.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------

  None.

Item 4(a).  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
---------   --------------------------------------------------

    Set forth below is information concerning directors and executive officers of the Company.

Name                                       Age                    Position
-----------------------------------------  ---  -------------------------------

Ernst-Gunter Afting, Ph.D., M.D.            55  Director
Victor J. Bauer, Ph.D.                      62  Director
Edwin A. Bescherer, Jr.                     64  Director
Mark K. Brunhofer                           32  Corporate Controller
Winston J. Churchill, J.D.                  57  Chairman of the Board and
                                                Director
John H. Dillon, II                          55  Executive Vice President,
                                                Worldwide Corporate Development
Martyn D. Greenacre                         56  Director
Geraldine A. Henwood                        45  Chief Executive Officer and
                                                Director
David Jackson, M.D.                         51  Executive Vice President,
                                                Global Corporate Research and
                                                Development
Sidney Jevons, Ph.D.                        55  Chairman, U.K., Executive Vice
                                                President, International
                                                Development and Director
Cornelius H. Lansing, II                    40  Chief Financial Officer
Sandra Panem, Ph.D.                         51  Director
John Santoro                                42  President, Pharmaceutics
                                                Services
Richard L. Sherman, J.D.                    51  Director
Leonard F. Stigliano                        50  President, U.S. CRO
Rudi Weekers                                42  President, International CRO

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

    Dr. Bauer has served as a director since the Affinity Merger in April 1994. Since February 1997, Dr. Bauer has been employed by Titan Pharmaceuticals, Inc., where he currently serves as Executive Director, Corporate Development. Before he assumed his role at Titan, Dr. Bauer had been a self-employed consultant to companies in the pharmaceutical and biotechnology industries since December 1992. Prior to that time, Dr. Bauer was with Hoechst-Roussel Pharmaceuticals Inc. for 20 years, where he served as President from 1988 through 1992. Dr. Bauer is a member of the Board of Directors of Titan Pharmaceuticals, Inc., Theracell, Inc., and AMDG, Inc. Dr. Bauer is a Trustee of the New Jersey Symphony Orchestra, serving as Vice-Chairman of its Board. Dr. Bauer received a Ph.D. in Organic Chemistry from the University of Wisconsin.

    Mr. Bescherer has served as a Director since March 1996. He spent 17 years at the Dun & Bradstreet Corporation ("D&B") where he was the Chief Financial Officer for 14 years, including the last eight years as an Executive Vice President. Prior to joining D&B, Mr. Bescherer spent 23 years at General Electric in a variety of senior finance and management roles.

    Mr. Brunhofer has been the Corporate Controller of IBAH since December 1995 serving as the Principal Accounting Officer as well from June 1996 to the present. From the Affinity Merger in April 1994 through December 1995, Mr. Brunhofer held the position of U.S. Controller of IBAH. From April 1993 through the Affinity Merger, he was the Controller of Bio-Pharm Clinical Services, Inc. From 1987 through 1993, he progressed from Staff Accountant, then Senior Accountant to Audit Manager in the Philadelphia office of Arthur Andersen LLP. Mr. Brunhofer is a certified public accountant.

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

    Mr. Greenacre has served as a Director since the Affinity Merger in April 1994 and has been President and Chief Executive Officer of Delsys Pharmaceutical Corp., a pharmaceutical formulation development and manufacturing company, since June 1997. Prior to his current position, Mr. Greenacre was President and Chief Executive Officer of Zynaxis, Inc., a therapeutics research firm, beginning in March 1993. From 1989 through 1992, Mr. Greenacre was Chairman - Europe Pharmaceuticals of SmithKline Beecham plc. Health Care. Mr. Greenacre serves on the Board of Directors of Cephalon, Inc.; Delsys Pharmaceutical Corp.; Creative Biomolecules, Inc.; and Genset, Inc.

    Ms. Henwood has served as a director since July 1992 and has been the President and Chief Executive Officer of IBAH since the Affinity Merger in April 1994. She was the founder, Chairman of the Board, Chief Executive Officer and President of Bio-Pharm from its inception in 1985 until the date of the Affinity Merger. Prior to founding Bio-Pharm, Ms. Henwood held a variety of management positions with predecessors of SmithKline Beecham Corporation. Ms. Henwood is a member of the Board of Directors of Immulogic Pharmaceutical Corporation.

    Dr. Jackson has served as Executive Vice President, Global Research and Development since January 1998. Prior to his current position, Dr. Jackson served as President of the U.S. CRO since September 1996. From the date of the Affinity Merger until he assumed the position of President, Dr. Jackson served as the Chief Medical Officer of the Company. For a brief period before the Affinity Merger he was President and Chief Executive Officer of Affinity. From 1988 to 1994, Dr. Jackson held the position of Vice President of Clinical Research with Janssen Research Foundation.

    Dr. Jevons has served as a Director since the Affinity Merger in April 1994. Since the acquisition of EPIC by Bio-Pharm and the subsequent Affinity Merger, Dr. Jevons has served the Company as President of European operations, Managing Director, U.K. Operations, and, as of April 1996, Chairman, U.K. and Executive Vice-President of International Development. Prior to that time, Dr. Jevons was the Managing Director of EPIC, which he co-founded in 1989. From 1985 until 1989, he held senior management positions, including Chief Operations Officer, at a Major International CRO, Institute of Clinical Pharmacology. Prior to that time, he held senior positions in both Research and Product Development with Pfizer, Inc. of the U.K. Dr. Jevons has a Ph.D. in biochemistry from the University of Liverpool.

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

    Mr. Santoro has been responsible for the Pharmaceutics Division of IBAH since April 1994 and currently holds the position of President, IBAH Pharmaceutics Services, Inc. Prior to the Affinity Merger, Mr. Santoro was Vice President of Bio-Pharm Clinical Services. In that position he was responsible for data management and computer systems. From 1976 to 1987, he held various consulting positions with a number of Fortune 500 companies related to data management and computer systems.

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

     As of March 30, 1998, IBAH entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc. ("Omnicare") under which Omnicare will acquire IBAH in a stock-for-stock merger (the "Merger").

     In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement including, among other things, obtaining the approval of the IBAH stockholders and certain regulatory authorities. Omnicare expects to issue approximately $169 million in Omnicare stock. The transaction is structured as a tax-free pooling of interests and, excluding transaction-related expenses, is expected to be accretive to Omnicare's earnings per share in 1998.

     In connection with the execution of the Merger Agreement, Omnicare and IBAH entered into a Stock Option Agreement dated as of March 30, 1998 (the "Stock Option Agreement") under which IBAH has granted Omnicare an option to purchase up to 4,685,315 newly issued IBAH common shares (approximately 19.9% of the outstanding IBAH common shares as of March 30, 1998) at $5.75 per share if certain triggering events occur.

     In addition, in connection with the Merger Agreement, certain holders of IBAH common shares and IBAH preferred shares entered into Voting Agreements dated as of March 30, 1998 (the "Voting Agreements") pursuant to which they have agreed with Omnicare, subject to certain exceptions, to vote such holders' IBAH stock in favor of the adoption of the Merger Agreement and approval of the Merger, to vote against any contrary transaction, to grant to Omnicare an irrevocable proxy to vote such IBAH stock and not to dispose of such IBAH stock. IBAH preferred shares are entitled to vote on an as-converted basis with IBAH common shares (giving the holders who agreed with Omnicare to vote in favor of the Merger approximately 24.3% of the outstanding IBAH voting stock as of March 30, 1998). Additionally, the remaining holders of IBAH preferred shares have agreed that they will not consent to or otherwise facilitate any transaction that is inconsistent with the Merger, but are not otherwise restricted from disposing of any IBAH stock held by them prior to stockholder vote on the Merger to the extent such disposition is in accordance with applicable securities laws. The IBAH preferred shares held by such holders represented approximately 4.6% of the outstanding IBAH voting stock as of March 30, 1998.

     The Company expects the Merger to be consummated, as contemplated by the Merger Agreement, in the third quarter of 1998.

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


RESULTS OF OPERATIONS
---------------------


Year ended December 31, 1997 as compared to December 31, 1996


IBAH, Inc.
Consolidated Statements of Operations                                           For the Year Ended
(amounts in thousands)                                                              December 31,
                                                            --------------------------------------------------------
                                                                        1996                          1997
                                                            --------------------------     -------------------------
Revenues                                                    $ 82,573           132.9%       $ 131,821      149.7%
  Less- Reimbursed costs                                      20,453            32.9%          43,770       49.7%
                                                            --------        --------        ---------    -------
     Net revenues                                             62,120           100.0%          88,051      100.0%

Operating expenses:
  Direct                                                      30,786            49.6%          48,106       54.6%
  Selling, general and administrative                         29,870            48.1%          37,020       42.0%
  Restructuring costs                                              -               -%           1,208        1.4%
  Merger costs                                                     -               -%             176        0.2%
  Acquired research and development                              510             0.8%               -          -%
                                                            --------        --------        ---------    -------
     Operating income                                            954             1.5%           1,541        1.8%
  Interest income, net of interest expense                       475             0.8%             199        0.2%
                                                            --------        --------        ---------    -------
Income from continuing operatings before taxes                 1,429             2.3%           1,740        2.0%
  Income taxes                                                    60             0.1%             983        1.1%
                                                            --------        --------        ---------    -------

Income from continuing operations                              1,369             2.2%             757        0.9%

  Loss from discontinued operations                             (389)           (0.6%)         (2,154)      (2.4%)
                                                            --------        --------        ---------    -------
Net income (loss)                                           $    980             1.6%       $  (1,397)      (1.6%)
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



Year 2000 Compliance

The Year 2000 issue refers to the problems resulting from many existing computer software programs and operating systems that use only two digits rather than four to define the applicable year in a date field. The Company is in the process of addressing the impact of the Year 2000 issue on the conduct of its business, and has been implementing a plan to address potential exposure in this area, which it expects will continue into 1999. Certain new software applications to address Year 2000 compliance have been installed or are in the implementation stage in the Company's information systems. In addition, the Company is reviewing equipment with vendors and conducting internal tests on critical equipment. The Company anticipates that it will repair or largely replace non-compliant equipment before year-end 1998. The Company is contacting government agencies, financial institutions, vendors and other service providers to determine their Year 2000 compliance programs and is seeking certification from all providers indicating their completion of Year 2000 programs. The Company believes that it is addressing all of the areas critical to its ability to conduct business in the future without interruption due to the Year 2000 issues. Company personnel is spending significant time installing compliant software, but in most instances, such replacement or remediation would have been implemented even without the need to address Year 2000 issues, due to the improved functionality of the compliant applications. The Company is also using its internal resources in other areas to carry out its Year 2000 program, and does not anticipate any other significant costs related to these activities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

    The audited consolidated financial statements of the Company appear beginning on page F-1 of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

    None.

                                 PART III
                                 --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Board of Directors held six meetings during 1997. None of the directors attended fewer than 75% of the meetings of the Board of Directors. During 1997, none of the directors attended fewer than 75% of the meetings of any committee of which he or she was a member which were held during the period in which he or she was a member.

     The Board of Directors has standing Executive, Audit/Compliance and Compensation Committees. The Board of Directors does not have a standing nominating committee, this function being performed on an ad hoc basis by the Board of Directors as a whole. The Executive Committee consists of Mr. Churchill, Chairman, Ms. Henwood, Dr. Panem and Mr. Bescherer and, to the extent permitted under Delaware law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board. The Executive Committee held meetings by telephone or in person approximately once a month during 1997. The Audit/Compliance Committee consists of Mr. Bescherer, Chairman, Mr. Greenacre and Dr. Bauer. This committee reviews and makes inquiries, as it deems appropriate, with respect to the scope and results of the audit by the Company's independent auditors, the adequacy of the Company's system of internal accounting controls and procedures and the internal controls with respect to compliance with laws. This Committee held three meetings in 1997. The Compensation Committee consists of Dr. Panem, Chair, Dr. Bauer and Mr. Greenacre. This committee administers the Company's stock option plans and reviews and approves the remuneration of executive officers and significant employees of the Company. The Compensation Committee held four meetings in 1997.

     Except as described below, directors are not compensated for their services as directors. Directors are reimbursed for their travel expenses in attending meetings. In addition, during the period 1995 through 1997, on the date of each annual meeting at which directors of any class are elected or re-elected, each non-employee director received options to acquire 10,000 shares of Common Stock under the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). The exercise price per share is equal to the fair market value of the Common Stock as determined in accordance with the terms of the Director Plan. All options granted under the Director Plan will be exercisable 20% per year beginning with the first anniversary of the date of grant. All options expire ten years from the date of grant. In addition to the above and to take into account the travel from Europe, Dr. Afting received $15,000 of compensation for his service as a director in 1997.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership with the Commission. Officers, directors and such stockholders are required by regulations under the Exchange Act to furnish the Company with copies of all forms they file under
Section 16(a). Due to an administrative oversight, Mr. Santoro did not file a Form 4 reflecting a sale of 10,000 shares in February 1997. This sale was reported by Mr. Santoro on a Form 5 filed in February 1998. Also due to an oversight, Mr. Weekers did not file a form reflecting 3,500 shares purchased by his wife on May 20, 1997, prior to beginning his tenure with the Company, or 2,600 shares purchased by his wife on September 5, 1997.

    Certain information regarding Directors and Executive Officers of the Company is set forth in Item 4(a) of Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

                                 EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for services in all capacities to the Company or its subsidiaries for the fiscal year ended December 31, 1997 and the total compensation earned by such individual for the Company's prior two fiscal years. The Company's business is conducted primarily through its two primary operating divisions, the Clinical Services Division and the Pharmaceutics Services Division.


                                 SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                     COMPENSATION
                                                                                     ------------

                                                                                       SECURITIES
           NAME AND                        ANNUAL COMPENSATION                         UNDERLYING          ALL OTHER
                                ------------------------------
      PRINCIPAL POSITION        YEAR                 SALARY         BONUS              OPTIONS (#)      COMPENSATION
      ------------------        ----                 ------         -----              -----------      ------------
Geraldine A. Henwood                    1997        $267,706       $25,000               32,500        $2,243/(1)/(2)/
                                        ----
Chief Executive Officer                 1996         249,184           ---               20,000           150/(1)/
                                        ----
                                        1995         250,000           ---               25,000           150/(1)/
                                        ----

David Jackson, M.D.                     1997         259,992        31,200               57,500/(3)/    --- - (1)/
                                        ----
Executive Vice President,               1996         248,179         7,500               80,000           150/(1)/
                                        ----
Global Corporate Research and           1995         230,459         2,500                  ---           150/(1)/
 Development                            ----

Sidney Jevons, Ph.D.                    1997         231,119         2,460                6,250        69,347/(5)/
                                        ----
Chairman, UK (4)                        1996         227,958         3,270                7,500        65,227/(5)/
                                        ----
                                        1995         196,875           ---                  ---        47,250/(5)/
                                        ----

John L. Santoro                         1997         185,455        20,000               57,500/(3)/    2,138/(1)/(2)/
                                        ----
President, Pharmaceutics                1996         176,901         4,500               12,500           450/(1)/
 Services                               ----
                                        1995         165,000         5,000                  ---           450/(1)/
                                        ----

Leonard F. Stigliano                    1997         222,604        25,000               57,500/(3)/    2,850/(1)/(2)/
                                        ----
President, U.S. CRO                     1996         176,144        20,000               30,000        56,170/(6)/
                                        ----
                                        1995          86,154           ---              150,000           ---
                                        ----

(1) These amounts consist of the Company's contributions to the officer's account under the 401(k) Plan for its U.S. employees.

(2) The Company contributed to the 401(k) Plan in the form of IBAH stock. The stock is valued at the average of the close bid and close ask on the date
     prior to the contribution.   These stock contributions vest 25% a year
     based upon the length of service of the officer.

(3) If the Merger with Omnicare is consummated, an option to purchase 50,000 shares of the Company's common stock included in this amount will be cancelled immediately prior to the Merger.

(4) Dr. Jevons' salary and bonus were calculated in British Pounds Sterling using the average $/(Pounds Sterling) exchange rate for each year.

(5) These amounts consist of the Company's contribution to the officer's account under the Company's Defined Contribution Plan in the U.K.

(6) This amount consists of a $450 contribution to the officer's account under the Company's 401(k) Plan and $55,720 of relocation costs.

     The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 1997 to the Named Executive Officers.


                                 OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF          % OF TOTAL                                         ASSUMED ANNUAL RATES OF
                             SECURITIES            OPTIONS                                        STOCK PRICE APPRECIATION FOR
                             UNDERLYING          GRANTED TO        EXERCISE                        OPTION TERM (10 YEARS) (1)
                                                                                                   --------------------------
                               OPTIONS           EMPLOYEES          PRICE        EXPIRATION
NAME                           GRANTED         IN FISCAL YEAR      ($/SHARE)        DATE         0%        5%         10%
----                           -------        ---------------     ---------         ----         --        --         ---
Geraldine A. Henwood            7,500              0.5%             3.8750        06/16/07       $0     $ 18,277    $ 46,318
                               25,000              1.7%             3.7813        12/08/07        0       59,451     150,660
David Jackson, M.D.             7,500              0.5%             3.8750        06/16/07        0       18,277      46,318
                               50,000/(2)/         3.3%             3.7813        12/08/07        0      118,902     301,321
Sidney Jevons, Ph.D.            6,250              0.4%             3.8750        06/16/07        0       15,231      38,598
John L. Santoro                 7,500              0.5%             3.8750        06/16/07        0       18,277      46,318
                               50,000/(2)/         3.3%             3.7813        12/08/07        0      118,902     301,321
Leonard F. Stigliano            7,500              0.5%             3.8750        06/16/07        0       18,277      46,318
                               50,000/(2)/         3.3%             3.7813        12/08/07        0      118,902     301,321

(1) The dollar amounts under these columns are the result of calculations at 0%, 5% and 10% rates set by the Securities and Exchange Commission (the "Commission") and, therefore, are not intended to forecast possible future appreciation of the price of the Common Stock. The Company did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower value. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2) If the Merger with Omnicare is consummated, this option will be cancelled immediately prior to the Merger.

     The table below sets forth certain information regarding the number and value of unexercised options held by the Named Executive Officers of the Company at December 31, 1997. No options were exercised by the Named Executive Officers during the fiscal year ended December 31, 1997.

                                 AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF
                                    NUMBER OF SECURITIES                                 UNEXERCISED
                                   UNDERLYING UNEXERCISED                               IN-THE-MONEY
                                         OPTIONS AT                                      OPTIONS AT
                                      DECEMBER 31, 1997                             DECEMBER 31, 1997(1)
                                  -------------------------                   ---------------------------------
Name                           Exercisable       Unexercisable             Exercisable               Unexercisable
----                           -----------       -------------             -----------               -------------
Geraldine A. Henwood                38,000              54,500             $    13,125               $       8,750
David Jackson, M.D.                 45,210             126,800/(2)/              3,684                       2,450
Sidney Jevons, Ph.D.                 9,010              14,750                   5,259                       3,500
John L. Santoro                    454,919              69,000/(2)/          1,616,648                       3,500
Leonard F. Stigliano                70,010             167,500/(2)/             93,766                     140,625

(1) Based on the closing price of the Common Stock on the NASDAQ National Market on that date, $3.75, net of the exercise price.

(2) If the Merger with Omnicare is consummated, an option to purchase 50,000 shares of the Company's common stock included in this amount will be cancelled immediately prior to the Merger. These 50,000 options are not in-the-money as of December 31, 1997.


EMPLOYMENT ARRANGEMENTS

     Geraldine A. Henwood, the Company's Chief Executive Officer, currently has no employment agreement with the Company. However, under the terms of the Merger Agreement with Omnicare, Ms. Henwood is expected to enter into an employment agreement with the Company as of the date of closing of the Omnicare transaction. It is expected that the agreement will be for a term of five years and entitle Ms. Henwood to an annual base salary of $290,000, with a right to annual increases. Ms. Henwood would also be entitled to receive bonus and options as applicable under the Company's policies and plans. In addition, Ms. Henwood is expected to enter into a Non-Competition Agreement pursuant to which she will agree not to compete with the Company through another CRO or a Site Management Organization for a fifteen year period after the termination of the employment agreement.

     On May 14, 1997, the Company entered into an employment agreement with Cornelius H. Lansing, II, Chief Financial Officer of the Company. Under the agreement, Mr. Lansing is entitled to an annual base salary of $170,000, a one time stock option grant of 100,000 shares, granted at the then current market price of $3.875 and vesting at 20% per year and bonus and options as applicable under the Company's policies and plans. For fiscal year 1998 Mr. Lansing is eligible for a bonus of up to 25% of his base salary upon achievement of certain profit, revenue and performance objectives. If the agreement is terminated without cause or due to a change in control, Mr. Lansing is entitled to receive his base salary as severance for one year after termination.

     On June 1, 1997 the Company entered into an employment agreement with Rudi Weekers, President International CRO. Under the agreement, Mr. Weekers is entitled to an annual base salary of DM 428,408, a one time stock option grant of 75,000 shares granted at the then current market price of $3.875 and vesting at 20% per year and to receive bonus and options as applicable under the Company's policies and plans. For fiscal year 1998 Mr. Weekers is eligible for a bonus of up to 25% of his base salary upon achievement of certain profit, revenue and performance objectives. If this agreement is terminated without cause by the Company, Mr. Weekers is entitled to receive his base salary through the end of the calendar quarter of the termination notice plus an additional six months. It is expected that this agreement will be terminated and a new agreement entered into or the current agreement amended upon the closing of the transaction with Omnicare to reflect a specified term and an additional non-compete agreement.

     On May 25, 1995 the Company entered into an employment agreement with Leonard F. Stigliano. Under the agreement, Mr. Stigliano is entitled to an annual base salary of $160,000 and has been eligible for merit increases each year on the anniversary date of his employment. The agreement awarded Mr. Stigliano options to purchase 150,000 shares of Common Stock at $2.1875 per share. He is entitled to severance benefits of up to one year of his base salary, reduced by payments received from a subsequent employer, if the Company terminates the employment without cause and due to management changes, merger, acquisition or incompatibility. It is expected that this agreement will be terminated and a new agreement entered into or the current agreement amended upon the closing of the transaction with Omnicare to reflect a specified term and an additional non-compete agreement.

     On September 11, 1996, the Company entered into an employment agreement with David Jackson, M.D., President of the Company's U.S. CRO. Under the agreement, Dr. Jackson is entitled to a base salary of $260,000 and is eligible for merit increases on the anniversary date of the agreement. He is also eligible for the standard bonus and option grants of the Company for an employee at Dr. Jackson's level. Dr. Jackson is entitled to severance benefits of up to one year of his base salary if the Company terminates the agreement without cause.

     On January 4, 1994, Bio-Pharm entered into a service agreement with Dr. Sidney Jevons covering his employment from December 31, 1993 through December 31, 1996. Pursuant to the agreement, Dr. Jevons served as the President of the Company's European operations and later, as Managing Director of the Company's U.K. Operations. As of April 1, 1996, this agreement was amended to extend the term of the agreement to March 31, 1999, to change Dr. Jevons' position with the Company to Chairman, U.K. and Executive Vice President of International Development and to increase his annual salary to (Pounds Sterling)138,000 ($227,000 based on exchange rates on March 31, 1997). Dr. Jevons is also eligible for the standard bonus and benefit plans of the Company and to receive his base salary as severance for six months after termination without cause. Additionally, the Company will contribute 30% of Dr. Jevons' base salary to a retirement plan in the U.K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------


SECURITY OWNERSHIP

     The following table sets forth certain information as of April 1, 1998, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock or the Series A Preferred Stock, each director of the Company and each executive officer named in the Summary Compensation Table included elsewhere herein and all executive officers and directors as a group. Unless otherwise indicated, based upon information provided to the Company by the directors, executive officers and principal stockholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                                                                           NUMBER OF
                                                                               SHARE           PERCENT
                                                                        BENEFICIALLY      BENEFICIALLY
NAME                                                                           OWNED             OWNED
----                                                                       ---------         ---------
GREATER THAN 5% STOCKHOLDERS
Omnicare, Inc. (1)                                                         4,685,315              19.9%
Geraldine A. Henwood (2)                                                   3,086,113              13.1%
Thomas F. Henwood (3)                                                      3,086,113              13.1%
Vector Later-Stage Equity Fund, L.P. (4)                                   2,143,904               8.3%
Sandra Panem, Ph.D. (5)                                                    2,143,904               8.3%
Winston J. Churchill (6)                                                   1,690,667               7.2%
H&Q Investment Funds (7)                                                   1,557,096               6.3%
Dimensional Fund Advisors, Inc. (8)                                        1,338,300               5.7%
State of Wisconsin Investment Board (9)                                    1,335,300               5.7%
T. Rowe Price New Horizons Fund, Inc. (10)                                 1,285,140               5.2%

OTHER DIRECTORS
Ernst-Gunter Afting, Ph.D., M.D. (11)                                          2,000                 *
Victor J. Bauer, Ph.D. (12)                                                   13,000                 *
Edwin A. Bescherer, Jr. (13)                                                  11,000                 *
Martyn D. Greenacre (11)                                                       9,000                 *
Sidney Jevons, Ph.D. (14)                                                    549,409               2.3%
Richard L. Sherman, Esq. (15)                                                697,371               3.0%

OTHER NAMED EXECUTIVE OFFICERS
David Jackson, M.D. (16)                                                      45,996                 *
John L. Santoro (17)                                                         829,804               3.5%
Leonard F. Stigliano  (18)                                                    73,672                 *

All directors and executive officers
as group (16 persons)(19)                                                  9,205,900              34.8%

__________________
*    Indicates less than 1%.


(1) In connection with the execution of the Merger Agreement between IBAH and Omnicare an option to purchase up to 4,685,315 at $5.75 was granted to Omnicare. This option is exercisable if certain triggering events occur. The address of this option holder is 50 East Rivercenter Boulevard, Covington, KY 41011.
(2) Includes 378,055 shares owned of record by Ms. Henwood's husband and 38,000 shares subject to exercisable options. Ms. Henwood disclaims beneficial ownership of the shares owned by her husband. The address of this stockholder is c/o IBAH, Inc., Four Valley Square, 512 Township Line Road, Blue Bell, PA 19422.
(3) Includes 2,670,058 shares owned of record by Mr. Henwood's wife and 38,000 shares subject to options exercisable by Ms. Henwood. Mr. Henwood disclaims beneficial ownership of the shares owned by his wife and those that are subject to options. The address of this stockholder is 6 Jorrocks Lane, Malvern, PA 19355.
(4) Includes 356,984 shares of Series A Preferred Stock, convertible into 1,070,952 shares of Common Stock, 1,070,952 shares subject to exercisable warrants and 2,000 shares subject to options exercisable by Dr. Panem. The address of this stockholder is 1751 Lake Cook Road, Suite 350, Deerfield, IL 60015. See also footnote 5. Vector Securities International, Inc., an affiliate of Vector Later-Stage Equity Fund, L.P. (the "Later-Stage Fund"), is the owner of 40,000 warrants to purchase Common Stock of the Company. The Later-Stage Fund disclaims beneficial ownership of these securities.
(5) Consists entirely of shares and warrants owned beneficially and of record by the Later-Stage Fund. Includes 356,984 shares of Series A Preferred Stock, convertible into 1,070,952 shares of Common Stock, 1,070,952 shares subject to exercisable warrants and 2,000 shares subject to exercisable options. Dr. Panem is the President of Vector Fund Management, L.P., the General Partner of the Later-Stage Fund, and may be deemed to have voting and investment power with respect to such shares. Dr. Panem disclaims beneficial ownership of such shares. See also footnote 4.
(6) Includes 120,219 shares owned of record by Mr. Churchill's Retirement Plan; 449,327 shares that Mr. Churchill and his wife own as tenants by the entireties; 35,000 shares owned by Mrs. Churchill as custodian for Mr. Churchill's son; 159,750 shares owned by a trust for the benefit of Mr. Churchill's son; 82,000 shares subject to exercisable options by Mr. Churchill; 171,000 shares owned by Mr. Churchill's charitable foundation, The Churchill Foundation; and 673,371 shares owned of record by Mr. Churchill's affiliate, CIP Capital, L.P. The address of this stockholder is c/o Churchill Investment Partners, 20 Valley Stream Parkway, Suite 265, Malvern, PA 19355.
(7) Consists of two affiliated investment funds; H&Q Healthcare Investors, which owns two-thirds of the amount stated and H&Q Life Sciences Investors, which owns the balance. The amount shown includes 535,473 shares subject to exercisable warrants and 178,491 shares of Series A Preferred Stock, convertible into 535,473 shares of Common Stock. The address of these stockholders is 50 Rowes Wharf, Boston, MA 02110.
(8) The address of this stockholder is 1299 Ocean Avenue, 11/th/ Floor, Santa Monica, California 90401.
(9)  The address of this stockholder is 121 E. Wilson Street, Madison, WI
     53707.
(10) The address of this stockholder is 100 East Pratt Street, Baltimore, MD 21202. The amount shown includes 642,570 shares subject to exercisable warrants and 214,190 shares of Series A Preferred Stock, convertible into 642,570 shares of Common Stock.
(11)  Amount represents shares subject to exercisable options.
(12) Includes 4,000 shares owned by Dr. Bauer and his wife as tenants in common and 9,000 shares subject to exercisable options.
(13) Includes 9,000 shares and 2,000 shares subject to exercisable options.
(14) Includes 540,399 shares and 9,010 shares subject to exercisable options.
(15) Amount represents 24,000 shares subject to exercisable options and 673,371 shares owned of record by Mr. Sherman's affiliate, CIP Capital, L.P.
(16) Includes 786 shares and 45,210 shares subject to exercisable options.
(17) Includes 374,885 shares and 454,919 shares subject to exercisable options.
(18) Includes 3,662 shares, of which 1,662 shares are 50% vested in the Company's 401(k) Savings and Investment Plan and 70,010 shares subject to exercisable options.
(19) Includes 788,205 shares subject to exercisable options, 1,070,952 shares subject to exercisable warrants and 356,984 shares of Series A Preferred Stock, convertible into 1,070,952 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

   None.

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

   On April 2, 1998 the Company filed a report on Form 8-K to report on the Merger Agreement with Omnicare, Inc.

EXHIBITS
--------

   The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


EXHIBIT
-------
NUMBER      DESCRIPTION
------      -----------

2.1 Agreement and Plan of Merger, dated March 30, 1998, by and among the Registrant, Omnicare, Inc. and Impala Acquisition Corp. (Exhibit 2.1)(12)

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

(12) Filed as an Exhibit to the Registrant's Quarterly Report on Form 8-K dated April 2, 1998.

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


                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
 February 5, 1998 (except with respect
   to the matter discussed in Note 20
   as to which the date is March 30, 1998).

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

The Company was formed on April 27, 1994 as the result of a merger (the "Affinity Merger") between Affinity Biotech, Inc. ("Affinity"), a drug delivery and technology company, and Bio-Pharm Clinical Services, Inc. ("Bio-Pharm"), a contract research organization. Simultaneous with the Affinity Merger, Affinity changed its name to IBAH. Since the Affinity Merger resulted in the former Bio-Pharm shareholders having a majority ownership of the merged entity, the Affinity Merger was accounted for as a purchase transaction with Bio-Pharm treated as the acquiror.

As of March 30, 1998, IBAH entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc. ("Omnicare") under which Omnicare will acquire IBAH in a stock-for-stock merger (the "Merger") (see Note
20).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------


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

Restatement



Reference is made to Note 5 regarding the 1995 Financial Statement restatement to correct the accounting presentation of a deemed dividend.


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


5. 1995 PRIVATE EQUITY PLACEMENT
   -----------------------------

On August 11, 1995, the Company completed a private equity placement (the "1995 Private Equity Placement") of 999,554 shares of convertible preferred stock, par value $.01 per share, at a purchase price of $7.003125, per share for a total of $6,935,000, net of transaction costs. Each share of convertible preferred stock is convertible into three shares of common stock. Each share of convertible preferred stock is entitled to three detachable and transferable warrants to purchase shares of common stock for $2.33 per share on or before August 11, 2000. In addition, each share of convertible preferred stock is entitled to the voting equivalent of three shares of common stock. The Company allocated $5,174,000 of the net proceeds to preferred stock and $1,761,000 to warrants based upon their relative estimated fair values. The fair value of the warrants was based upon the Black-Scholes Method which utilizes the following assumptions: dividend yield of 0%, expected volatility of 40%, risk-free interest rate of 6.46% and an expected warrant life of 3 years. The convertible preferred stock may be converted at the Company's option after August 11, 1998, provided that the common stock has a trading price equal to or greater than $10 per share. On October 10, 1995, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the common stock underlying the convertible preferred stock and warrants. The registration of these securities was declared effective on October 31, 1995. In the event the Company sells or issues additional shares of common stock, warrants or other rights to purchase stock, stockholders of convertible preferred stock are entitled to certain anti-dilution protection. The holders of the convertible preferred stock are entitled to one seat on the Company's Board of Directors, which was filled in August 1995.

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

Pursuant to the Tax Reform Act of 1986, annual use of the Company's U.S. Federal net operating loss carryforwards may be limited if a cumulative change in ownership of more that 50% has occurred within a three-year period. Upon consummation of the Affinity Merger, the availability in any one year of Affinity's net operating loss carryforward became limited due to a change in ownership. Such limitation has not had an effect on the Company's ability ultimately to utilize this carryforward. The Company believes that there has been no such change in ownership since the Affinity Merger.

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

15. STOCK OPTIONS AND WARRANTS
    --------------------------

In conjunction with the Affinity Merger (see Note 1), the Company's stockholders approved the 1994 Incentive Stock Plan (the "1994 Plan") which authorizes the granting of incentive and nonqualified stock options, stock appreciation rights and stock awards (together the "Incentives") to officers, key employees, directors and consultants. All previously issued Bio-Pharm options were converted into the 1994 Plan. A maximum of 2,250,000 shares of common stock are issuable pursuant to the 1994 Plan. The two predecessor plans of Affinity, described below, have survived the Affinity Merger.

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


                                            Year Ended December 31,
                                 ---------------------------------------------
                                      1995             1996           1997
                                 --------------   -------------   ------------
Pro forma net income (loss)       $(4,835,000)     $  552,000      $(1,993,000)

Pro forma net income (loss)
  per share-basic:                $     (0.53)     $     0.03      $     (0.09)

Pro forma net income (loss)
  per share-diluted:              $     (0.53)     $     0.02      $     (0.07)


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

Upon the closing of the Affinity Merger (see Note 1), warrants to purchase 684,505 shares of common stock at $2.58 were issued to certain institutional investors of Bio-Pharm in connection with their approval of the Affinity Merger. In December 1996, warrants underlying 297,223 shares of common stock were exercised, while the remaining 387,282 warrants were exercised in January
1997.

In connection with the execution of the Merger Agreement, Omnicare and IBAH entered into a Stock Option Agreement dated as of March 30, 1998. Under this agreement, IBAH has granted Omnicare an option to purchase up to 4,685,315 newly issued shares of IBAH common stock exercisable (approximately 19.9% of the outstanding common shares of the Company on March 30, 1998) at $5.75 per share. This option is exercisable if certain triggering events occur (see Note
20).

16.  LEASES
     ------

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

20.  MERGER WITH OMNICARE, INC. ("OMNICARE")
     ---------------------------------------

As of March 30, 1998, IBAH entered into the Merger Agreement with Omnicare under which Omnicare will acquire IBAH in a stock-for-stock merger. In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement. Omnicare expects to issue approximately $169 million in Omnicare stock. The Merger is contingent on, among other things, approval of IBAH stockholders and certain regulatory authorities. The transaction is structured as a tax-free pooling of interests. Omnicare is a leading geriatric pharmaceutical care company serving approximately 443,000 residents in more than 5,500 long-term care facilities in 37 states. Omnicare is a provider of professional pharmacy and related consulting and data management services for long-term care, assisted living and other institutional health care facilities. Omnicare also provides comprehensive clinical research services for the pharmaceutical and biotechnology industries through its Coromed subsidiary, which offers clinical research services in the United States, Canada and Argentina.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IBAH, Inc.

Date:  April 22, 1998       By: \s\ Geraldine A. Henwood
                                  --------------------------------
                                   Geraldine A. Henwood
                                   Chief Executive Officer


                               POWER OF ATTORNEY
                               -----------------

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Geraldine A. Henwood and Cornelius
H. Lansing, II, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    April 22, 1998    By: \s\ Geraldine A. Henwood
                                ----------------------------------
                                  Geraldine A. Henwood
                                  Chief Executive Officer  and Director
                                  (Principal Executive Officer)

Date:    April 22, 1998    By: \s\ Cornelius H. Lansing, II
                               -----------------------------------
                                  Cornelius H. Lansing, II
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:    April 22, 1998    By: \s\ Mark K. Brunhofer
                               -----------------------------------
                                  Mark K. Brunhofer
                                  Corporate Controller
                                  (Principal Accounting Officer)

Date:    April 22, 1998    By: \s\ Ernst-Gunter Afting, Ph.D., M.D.
                               -----------------------------------
                                  Ernst-Gunter Afting, Ph.D., M.D.
                                  Director

Date:    April 22, 1998    By: \s\ Winston J. Churchill, J.D.
                               -----------------------------------
                                  Winston J. Churchill, J.D.
                                  Chairman of the Board and Director

Date:    April 22, 1998    By: \s\ Victor J. Bauer, Ph.D.
                                -----------------------------------
                                   Victor J. Bauer, Ph.D.
                                   Director

Date:    April 22, 1998    By: \s\ Edwin A. Bescherer, Jr.
                               -----------------------------------
                                  Edwin A. Bescherer, Jr.
                                  Director

Date:    April 22, 1998    By: \s\ Martyn D. Greenacre
                                -----------------------------------
                                   Martyn D. Greenacre
                                   Director

Date:    April 22, 1998    By: \s\ Sidney Jevons, Ph.D.
                                -----------------------------------
                                   Sidney Jevons, Ph.D.
                                   Director

Date:    April 22, 1998   By: \s\ Sandra Panem, Ph.D.
                               -----------------------------------
                                  Sandra Panem, Ph.D.
                                  Director

Date:    April 22, 1998   By: \s\ Richard L. Sherman,  J.D.
                               -----------------------------------
                                  Richard L. Sherman,  J.D.
                                  Director