Form 10-Q
period 1998-03-31
IBAH INC
filed 1998-05-15
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1998
                                  or
     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from _________ to __________

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

                         Yes  X     No ___
                             ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 8, 1998 was $97,000,000. For purposes of making this declaration only, the Registrant has defined affiliates as including all directors.

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, on May 8, 1998 was 23,985,345.

PART I - FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (unaudited)

                         ASSETS                                                           March 31,      December 31,
                         ------
                                                                                            1998             1997
                                                                                        -------------    -------------
 CURRENT ASSETS:
         Cash and cash equivalents                                                       $ 10,010,000       $6,491,000
         Short-term investments                                                             2,102,000        4,330,000
         Accounts receivable, net                                                          33,352,000       42,850,000
         Prepaid expenses and other                                                         1,956,000        1,287,000
                                                                                         ------------     ------------
                         Total current assets                                              47,420,000       54,958,000

 PROPERTY AND EQUIPMENT, net                                                               14,226,000       14,045,000

 GOODWILL, net                                                                             33,140,000       33,587,000

 OTHER ASSETS                                                                               1,177,000          346,000
                                                                                         ------------     ------------
                                                                                         $ 95,963,000     $102,936,000
                                                                                         ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

 CURRENT LIABILITIES:
         Current portion of long-term debt                                               $  2,964,000       $3,122,000
         Accounts payable                                                                   2,389,000        4,477,000
         Accrued expenses                                                                  10,889,000       10,471,000
         Payable to independent investigators                                               5,624,000        7,638,000
         Deferred revenue                                                                  17,060,000       20,741,000
                                                                                         ------------      -----------
                         Total current liabilities                                         38,926,000       46,449,000
                                                                                         ------------      -----------
 DEFERRED RENT                                                                                514,000          516,000
                                                                                         ------------      -----------
 LONG-TERM DEBT                                                                             5,242,000        5,861,000
                                                                                         ------------      -----------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 2,000,000 shares authorized,
           749,665 shares issued and outstanding as of
           March 31, 1998 and December 31, 1997                                                7,000            7,000
         Common stock, $.01 par value, 50,000,000 shares authorized,
           23,544,920 shares issued and outstanding as of March 31, 1998
           and 23,385,122 shares issued and outstanding as of December 31, 1997              235,000          234,000
         Additional paid-in capital                                                       76,368,000       76,035,000
         Accumulated deficit                                                             (25,302,000)     (26,061,000)
         Cumulative translation adjustment                                                   (27,000)        (105,000)
                                                                                         ------------    -------------
                         Total stockholders' equity                                       51,281,000       50,110,000
                                                                                         ------------    -------------
                                                                                         $95,963,000     $102,936,000
                                                                                         ============    =============

        The accompanying notes are an integral part of these statements

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                                 For the Three Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                     1998           1997
                                                                 -----------    -----------
 REVENUES                                                        $38,465,000    $28,580,000
         Less- Reimbursed costs                                   11,808,000      9,263,000
                                                                 -----------    -----------

                 Net revenues                                     26,657,000     19,317,000
                                                                 -----------    -----------
 OPERATING EXPENSES:
         Direct                                                   15,260,000     10,659,000
         Selling, general and administrative                       9,922,000      8,129,000
                                                                 -----------    -----------

                 Total operating expenses                         25,182,000     18,788,000
                                                                 -----------    -----------
                 Operating income                                  1,475,000        529,000

 INTEREST INCOME (EXPENSE), net                                      (71,000)       152,000
                                                                 -----------    -----------
         Income from continuing operations
            before income taxes                                    1,404,000        681,000

 INCOME TAXES                                                        645,000        236,000
                                                                 -----------    -----------
         Income from continuing operations                           759,000        445,000

 LOSS FROM DISCONTINUED OPERATIONS                                         -       (300,000)
                                                                 -----------    -----------

 NET INCOME                                                      $   759,000    $   145,000
                                                                 ===========    ===========

 NET INCOME (LOSS) PER SHARE--BASIC
         CONTINUING OPERATIONS                                   $      0.03    $      0.02
         DISCONTINUED OPERATIONS                                           -          (0.01)
                                                                 -----------    -----------
                                                                 $      0.03    $      0.01
                                                                 ===========    ===========

COMMON SHARES OUTSTANDING--BASIC                                  23,521,000     22,449,000
                                                                 ===========    ===========
 NET INCOME (LOSS) PER SHARE--DILUTED
         CONTINUING OPERATIONS                                   $      0.03    $      0.02
         DISCONTINUED OPERATIONS                                           -          (0.01)
                                                                 -----------    -----------
                                                                 $      0.03    $      0.01
                                                                 ===========    ===========

COMMON SHARES OUTSTANDING--DILUTED                                27,885,000     28,533,000
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

                         IBAH, INC. AND SUBSIDIARIES
                         ---------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                           (unaudited)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                     --------------------------------
                                                                                          1998              1997
                                                                                     --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $    759,000      $    145,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities-
         Depreciation and amortization                                                   1,363,000         1,054,000
         Deferred rent                                                                      (2,000)          (26,000)
         Discontinued operations                                                                 -           300,000
         Changes in assets and liabilities-
            (Increase) decrease in-
                Accounts receivable                                                      9,259,000          (281,000)
                Prepaid expenses and other                                                (559,000)          (44,000)
            Increase (decrease) in-
                Accounts payable and accrued expenses                                   (2,128,000)       (2,711,000)
                Payables to independent investigators                                   (1,995,000)        2,352,000
                Deferred revenue                                                        (3,462,000)       (5,217,000)
                                                                                     --------------    --------------

                    Net cash provided by (used in) operating activities                  3,235,000        (4,428,000)
                                                                                     --------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption (purchases) of short-term investments                                    2,228,000          (994,000)
     Purchases of property and equipment                                                (1,133,000)         (993,000)
     Net cash paid in business acquisitions                                                      -          (250,000)
     Other                                                                                 (68,000)         (339,000)
                                                                                     --------------    --------------

                    Net cash provided by (used in) investing activities                  1,027,000        (2,576,000)
                                                                                     --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net of expenses                                    99,000         1,164,000
     Proceeds from issuance of debt,net of expenses                                        (27,000)                -
     Payments on long-term debt                                                           (801,000)         (330,000)
                                                                                     --------------    --------------

                    Net cash provided by (used in) financing activities                   (729,000)          834,000
                                                                                     --------------    --------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (14,000)         (281,000)
                                                                                     --------------    --------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,519,000        (6,451,000)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          6,491,000        15,588,000
                                                                                     --------------    --------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 10,010,000      $  9,137,000
                                                                                     ==============    ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                                                    $    241,000      $     68,000
                                                                                     ==============    ==============
     Income taxes paid                                                                $    103,000      $          -
                                                                                     ==============    ==============
     Equipment acquired under capital lease obligations                               $     59,000      $     37,000
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

                          IBAH, INC. AND SUBSIDIARIES
                          ---------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

NOTE 1.   MERGER WITH OMNICARE, INC. ("OMNICARE"):
          ----------------------------------------

     As of March 30, 1998, IBAH entered into a merger agreement with Omnicare, Inc. ("Omnicare") under which Omnicare will acquire IBAH in a stock-for-stock merger (the "Merger"). In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement. Omnicare expects to issue approximately $169 million in Omnicare stock. The Merger is contingent on, among other things, approval of the IBAH stockholders and certain regulatory authorities. The transaction is structured as a tax-free pooling of interests. Omnicare is a leading geriatric pharmaceutical care company serving approximately 443,000 residents in more than 5,500 long-term care facilities in 37 states. Omnicare is a provider of professional pharmacy and related consulting and data management services for long-term care, assisted living and other institutional health care facilities. Omnicare also provides comprehensive clinical research services for the pharmaceutical and biotechnology industries through its Coromed subsidiary, which offers clinical research services in the United States, Canada and Argentina.

     As of March 31, 1998, $750,000 of Merger related costs have been accrued and deferred until the Merger is consummated. This amount is included in both other assets and accrued expenses on the accompanying March 31, 1998 balance sheet.


NOTE 2.   BASIS OF PRESENTATION:
          ---------------------

     There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. The statements for the periods ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the Company, the statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation for such periods. Results of operations for the three-month period are not necessarily indicative of the results to be expected for any other interim period or for the year.

NOTE 3.   PRINCIPLES OF CONSOLIDATION:
          ---------------------------

     The consolidated financial statements include the accounts of IBAH, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

NOTE 4.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
           --------------------------------------------------

     Cash and cash equivalents include highly liquid investments purchased with remaining maturities of less than ninety days. At March 31, 1998 and December 31, 1997, all of the Company's short-term investments are classified as available for sale. Therefore, any unrealized gains or losses should be presented in a separate component of stockholders' equity. At both March 31, 1998 and December 31, 1997, there were no significant unrealized gains or losses.

     Investments are held at market value and at March 31, 1998 and December 31, 1997 were classified as short-term. Cash, cash equivalents and investments consisted of the following:

                                                                    March 31,        December 31,
                                                                       1998              1997
                                                                ----------------   ---------------
CASH AND CASH EQUIVALENTS:
             Money market funds and demand accounts                  $ 2,025,000       $ 3,485,000
             U.S. government securities                                1,250,000           846,000
             Repurchase agreement                                      3,411,000         2,061,000
             Commercial paper                                          2,574,000            99,000
             Bank certificate of deposit                                 250,000                 -
             Corporate bonds                                             500,000                 -
                                                                ----------------   ---------------
                                                                      10,010,000         6,491,000
                                                                ----------------   ---------------

 INVESTMENTS:
             U.S. government securities                                1,601,000         2,850,000
             Commercial paper                                                  -           728,000
             Corporate bond                                              501,000           502,000
             Bank certificate of deposit                                       -           250,000
                                                                ----------------   ---------------
                                                                       2,102,000         4,330,000
                                                                ----------------   ---------------
                                                                     $12,112,000       $10,821,000
                                                                ================   ===============

NOTE 5.    ACCOUNTS RECEIVABLE:
           --------------------

                                                                    March 31,        December 31,
                                                                       1998              1997
                                                                ----------------   ---------------
Trade:
      Billed                                                         $18,466,000       $23,547,000
      Unbilled                                                        15,475,000        19,914,000
      Allowance for doubtful accounts                                   (589,000)         (611,000)
                                                                ----------------   ---------------
                                                                     $33,352,000       $42,850,000
                                                                ================   ===============

NOTE 6.   EARNINGS PER SHARE ("EPS"):
          ---------------------------

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income per share computations for continuing operations:

                                                  Three Months Ended March 31, 1998
                                             ------------------------------------------
                                               Income          Shares      Per-Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------- -------------- -------------
          Income per Share-Basic:
            Income available to
             common stockholders             $  759,000      23,521,000   $        0.03
                                                                          =============

          Effect of Dilutive Securities:
            Convertible Preferred Stock               -       2,249,000
            Options                                   -       1,124,000
            Warrants                                  -         991,000
                                             ------------- --------------

          Income per Share--Diluted:
            Income available to common
             stockholders + assumed
             conversions                     $  759,000      27,885,000   $        0.03
                                             ============= ============== =============

                                                  Three Months Ended March 31, 1998
                                             ------------------------------------------
                                               Income          Shares      Per-Share
                                              (Numerator)   (Denominator)     Amount
                                             ------------- -------------- -------------
          Income per Share-Basic:
            Income available to
             common stockholders             $  445,000     22,449,000    $       0.02
                                                                          =============

          Effect of Dilutive Securities:
            Convertible Preferred Stock               -      2,249,000
            Options                                   -      1,759,000
            Warrants                                  -      2,076,000
                                             ------------- --------------

          Income per Share--Diluted:
            Income available to common
             stockholders + assumed
             conversions                     $  445,000     28,533,000    $       0.02
                                             ============= ============== =============

NOTE 7.   DISCONTINUED OPERATIONS:
          ------------------------

     In 1997, the Company closed the software commercialization business unit of Resources Biometrics, Inc. ("RBI"), a wholly-owned subsidiary of the Company. Accordingly, all operating results were reclassified from continuing operations to discontinued operations. In addition, a loss on the disposal of this unit of $1,547,000 was recorded. For the three-month period ended March 31, 1997, $300,000 of operating losses have been reclassified from continuing operations to discontinued operations. The loss on disposal is comprised mainly of severance, software asset write-offs, contract completion costs and future rent related to abandoned office space. The remaining liabilities related to the loss on disposal at March 31, 1998 are $129,452 and are included in Accrued expenses on the consolidated balance sheet

NOTE 8.   RESTRUCTURING CHARGES:
          ----------------------

     In 1997, the Company implemented a restructuring plan for the International CRO. The Company has recorded a one-time restructuring charge of $1,208,000, consisting primarily of termination benefits for fourteen employees and an accrual for lease-related charges. As of March 31, 1998, all fourteen employees have been terminated and $433,000 of termination benefits have been paid. In addition, lease-related costs of $138,000 have been paid.

NOTE 9:   COMPREHENSIVE INCOME:
          ---------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The only item of other comprehensive income for the Company is the cumulative translation adjustment resulting from the translation of the Company's foreign operations, assets and liabilities into U.S. Dollars. The Company's comprehensive income for the three months ended March 31, 1998 was $681,000 as compared to a comprehensive loss of $125,000 for the comparable 1997 period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

GENERAL

As of March 30, 1998, IBAH entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc. ("Omnicare") under which Omnicare will acquire IBAH in a stock-for-stock merger (the "Merger").

     In the Merger, each outstanding IBAH common share will be converted into $5.75 market value of Omnicare common shares, subject to the terms of the Merger Agreement including, among other things, obtaining the approval of the IBAH stockholders and certain regulatory authorities. Omnicare expects to issue approximately $169 million in Omnicare stock. The transaction is structured as a tax-free pooling of interests.

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

     The Company anticipates that the Merger will be consummated, in the third quarter of 1998.

RESULTS OF OPERATION

Three months ended March 31, 1998 versus the three months ended March 31, 1997

IBAH, Inc.
Consolidated Statements of Operations                       For the Three Months Ended
(amounts in thousands)                                                March 31,
                                                  -----------------------------------------------
                                                            1998                     1997
                                                  ----------------------   ----------------------
Revenues                                          $ 38,465     144.3%      $ 28,580       148.0%
  Less- Reimbursed costs                            11,808      44.3%         9,263        48.0%
                                                  --------     ------      --------       ------
      Net revenues                                  26,657     100.0%        19,317       100.0%
Operating expenses:
  Direct                                            15,260      57.2%        10,659        55.2%
  Selling, general and administrative                9,922      37.2%         8,129        42.1%
                                                  --------     ------      --------       ------
      Operating income                               1,475       5.5%           529         2.7%
  Interest income (expense), net                       (71)     (0.3%)          152         0.8%
                                                  --------     ------      --------       ------
Income from continuing operations before taxes       1,404       5.3%           681         3.5%
  Income taxes                                         645       2.4%           236         1.2%
                                                  --------     ------      --------       ------
Income from continuing operations                      759       2.8%           445         2.3%
  Loss from discontinued operations                      -         -%          (300)       (1.6%)
                                                  --------     ------      --------       ------
Net income                                        $    759       2.8%      $    145         0.8%
                                                  ========     ======      ========       ======

     Total revenues for the three months ended March 31, 1998 were $38,465,000, an increase of 34.6% over the same period in 1997. Net revenues were $26,657,000 for the three months ended March 31, 1998, an increase of 38.0% over the comparable 1997 period. The larger rate of growth in net revenues versus total revenues is related primarily to a decline in Pharmaceutics Services reimbursed costs resulting from a 1997 project with significant reimbursable costs. All operating divisions contributed to the overall increase in net revenues in 1998 over 1997: US CRO up 20.0%, International CRO up 84.7% and Pharmaceutics Services up 57.5%. The increase in net revenues year over year reflects the continued growth in outsourcing by pharmaceutical and biotechnology companies and the benefits of the Company's sales and marketing efforts.

     Direct expenses for the first quarter of 1998 were $15,260,000, or 57.2% of net revenues, as compared to 55.2% in the first quarter of 1997. The increase in direct expenses as a percentage of net revenues from year to year was due to increases in the US CRO and Pharmaceutics Services offset by an improvement in the International CRO. The increase in direct expenses as a percentage of net revenues in the US CRO is a result of a change in mix in service revenues including a particularly favorable margin contract with revenue in the first quarter of 1997. The increase in Pharmaceutics Services results from heavy infrastructure investments due to the dramatic growth and associated expansion costs connected with the division's rapid revenue growth. The Company anticipates improvements in Pharmaceutics Services during the second half of the year. Direct expenses as a percentage of net revenues in the International CRO have improved significantly quarter over quarter. This improvement results mainly from the capacity utilization enhancements.

     Selling, general and administrative expenses for the first quarter of 1998 were $9,922,000, or 37.2% of net revenues, as compared to 42.1% for the same period in 1997. The improvement resulted from leveraging these expenses over a larger business volume. This improvement was principally concentrated in the US and International CRO businesses.

     Operating income increased 179% to $1,475,000 in the first quarter of 1998. The increase arises primarily from the improvements in the International CRO operations.

     Net interest expense for the first quarter of 1998 was $71,000 as compared to net interest income of $152,000 in the comparable 1997 period. The change was due to a decrease in cash and short-term investment balances and the addition of a $7,000,000 term loan in late 1997, of which a $6,286,000 was outstanding as of March 31, 1998.

     Income taxes were $645,000 for the first quarter of 1998 versus $236,000 for the same period in 1997. The increase is related primarily to the increased operating income and reduced remaining net operating loss carryforwards available to offset income.

     The loss from discontinued operations in 1997 relates to the operating results of the RBI software commercialization unit that was closed in June 1997. There is no comparable loss in 1998.

     Net income for the first quarter of 1998 was $759,000, or $0.03 per share on a diluted basis, versus $145,000, or $0.01 per share on a diluted basis, for the comparable prior year period. Excluding discontinued operations in 1997, the first quarter 1997 net income was $445,000 or $0.02 per share on a diluted basis.

DIVISIONAL STATEMENTS OF OPERATIONS
COMPARISON OF FIRST QUARTER 1998 AND 1997 RESULTS
(AMOUNTS IN THOUSANDS)

                                US CRO             INTERNATIONAL CRO       PHARMACEUTICS         CONSOLIDATED
                         ----------------------  ---------------------  --------------------  --------------------
                           1998       1997 (1)     1998         1997     1998         1997     1998         1997
                           ----       --------     ----         ----     ----         ----     ----         ----
 Net revenues            $15,673      $ 13,057    $7,632      $ 4,132   $3,352       $2,128   $26,657     $19,317
                         ----------------------   --------------------  --------------------  --------------------

 Operating expenses:
      Direct expenses      8,620         6,606     4,255        2,800    2,385        1,253    15,260      10,659
      SG&A                 5,311         4,627     3,726        2,975      885          527     9,922       8,129

                         ---------------------    --------------------  --------------------  -------------------
 Operating income (loss) $ 1,742      $  1,824    $ (349)     $(1,643)  $   82       $  348   $ 1,475     $   529
                         ======================   ====================  ====================  ====================

     The information presented in the above table does not purport to be indicative of future results of operations.

(1) Excludes the discontinued operations of the RBI software commercialization unit

     Net revenues of the US CRO increased by 20.0% on a comparable quarter basis. Operating income was $1,742,000 for the first quarter of 1998, a 4.5% decrease over the comparable quarter of 1997. The decrease in operating income was attributed to a particularly favorable first quarter in 1997, related to the filing of an exceptionally large NDA, which is also reflected in the Company's 1996's fourth quarter.

     Pharmaceutics net revenues increased to $3,352,000 a 57.5% increase over the first quarter of 1997. Operating income in the first quarter of 1998 decreased to $82,000 from $348,000 in the comparable 1997 period, a decrease of 76.4%. Operating income has decreased resulting from heavy infrastructure investments due to the dramatic growth and associated expansion costs connected with the division's rapid revenue growth.

     International net revenues increased by 84.7% from the first quarter of 1997 to the first quarter of 1998. The operating loss in the first quarter of 1998 decreased to $349,000 from $1,643,000 in 1997, an improvement of 78.8%.
This significant improvement relates primarily to enhanced capacity utilization in 1998. Productivity in 1997 was negatively impacted by a major project that was placed on hold in the middle of 1996 and not re-initiated until March 1997. The first quarter of 1998 represents the fourth consecutive quarter improvement of International CRO operating results, excluding the non-recurring charges for restructuring and merger costs in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31,1998, the Company had cash, cash equivalents and short-term investments of $12.1 million as compared to $10.8 million as of December 31, 1997. The increase in cash from December 31, 1997 to March 31, 1998 was principally due to $3.2 million in positive cash flow from operations offset by $1.1 million of property and equipment purchases and $800,000 in debt repayments. The $3.2 million in positive operating cashflow is primarily the result of the timing of receivable collection. Working capital as of March 31, 1998 was $8,494,000 substantially the same as the $8,509,000 level as of December 31, 1997.

     As of March 31, 1998, the Company has available $4,219,000 under its existing line of credit facility with its bank.

     During 1998, the Company anticipates to incur capital expenditures of approximately $8 million. These expenditures relate primarily to the next phase of expansion at the Pharmaceutics Services Division and continued investment in the Company's technology infrastructure. To help finance these additional capital improvements, the Company received a commitment from its bank for a $5 million loan. This loan will bear interest at 7.5% and will be repayable in 47 equal monthly installments beginning six months after the first draw under the loan, which is anticipated to occur during 1998.

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

     Any statements made herein that relate to future plans, events or performance, are "forward-looking statements." All such statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that might cause such a difference include, but are not limited to, actual operating performance; the degree of success in attracting and obtaining new business; the loss or delay of existing business for regulatory or other reasons, such as competition or consolidation; the costs and risks associated with identifying, completing and integrating the Omnicare transaction or future acquired businesses or expanding existing lines of business; the continued improvement of the performance of the International CRO. Additional factors that could cause actual results to differ materially are discussed in the Company's recent filings with the Securities and Exchange Commission including, but not limited to, its Annual Report on Form 10-K/A, its Quarterly Reports on Form 10-Q, and its other periodic reports.

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       None.

ITEM 2.     CHANGES IN SECURITIES

       None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.     OTHER INFORMATION

       None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS


     27.1   Financial Data Schedule.

     27.2   Revised Financial Data Schedule.

(B) REPORTS ON FORM 8-K

     On April 2, 1998 the Company filed a report on Form 8-K to report on the Merger Agreement with Omnicare, Inc.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IBAH, INC.

Date:  May 15, 1998                         By  /s/ Geraldine A. Henwood
                                                ------------------------
                                                Geraldine A. Henwood
                                                Chief Executive Officer

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 15, 1998                         By:  /s/ Geraldine A. Henwood
                                                 ------------------------
                                                 Geraldine A. Henwood
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:  May 15, 1998                         By:  /s/ Cornelius H. Lansing, II
                                                 ----------------------------
                                                 Cornelius H. Lansing, II
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.           Exhibit                    SEQUENTIALLY
                                                 NUMBERED PAGE

  27.1         Financial Data Schedule.              16

  27.2         Revised Financial Data Schedule.      17