Form 10-K/A
period 1997-12-31
IBAH INC
filed 1998-05-22
CIK 884252

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


Contractual Arrangements
------------------------

  Substantially all of the Company's revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies. Compensation for services is arranged on a combination of fixed and variable costs. When the costs are variable, the unit price for a particular task is fixed but the volume of such tasks is not. Typically, projects have a budget that assumes a number of units for each task, but the client retains the right to alter the scope of the project as it develops. Generally, client contracts can be cancelled at any time for a variety of reasons.

  Substantially all revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the Company's contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon the completion of units of service, unless the unit of service is performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. From time to time, the Company is also a party to time-and-materials and fixed-price contracts. For time-and-materials contracts, revenue is recognized at contractual hourly rates and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed and realization is assured. In the event of contract termination, contracts require payment for services rendered through the date of termination. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

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
                                                            ========        ========        =========    =======


     Revenue is generally recognized upon the completion of units of service, unless the unit of service is performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. For clinical studies, the CRO typically contracts on behalf of its clients with third party independent investigators, usually physicians, and with other third party providers of laboratory services or other specialized services. These costs are passed through to clients, and in accordance with the Company's policy are included in total revenues, but not in its net revenues.

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

Divisional Statements of Operations
Comparison of 1995 and 1996 Results
(amounts in thousands)

                          U.S. CRO (1)      International CRO       Pharmaceutics         Consolidated
                     ------------------    ------------------    ------------------    ------------------
                       1995       1996       1995       1996       1995       1996       1995       1996
                     -------    -------    --------   -------    -------   --------   --------   --------
Net Revenues          $23,428   $35,224    $16,844   $20,895    $ 2,594   $ 6,001     $42,866    $62,120

Operating Expenses:
  Direct expenses      11,794    16,685      9,088    10,686      2,965     3,415      23,847     30,786
  SG&A                 10,721    14,981     10,192    12,897      1,008     1,992      21,921     29,870
  Acquired R&D            -         510        -         -          -         -           -          510
                      -------   -------    -------   -------    -------   -------     -------    -------
Operating Income
  (Loss)              $   913   $ 3,048    $(2,436)  $(2,688)   $(1,379)  $   594     $(2,902)   $   954
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

VALUATION ALLOWANCE
-------------------

As indicated in Note 11 to the Financial Statements, the Company's deferred tax assets include $4,855,000 attributable to loss carryforwards. Approximately $2.7 million of the deferred tax asset for net operating loss carryforwards at December 31, 1997 relates to foreign operations, with the remainder related to U.S. operations. A valuation allowance has been provided against the foreign net operating loss carryforwards as these operations have incurred losses since inception. The majority of the U.S. net operating loss carryforwards deferred tax asset of $1.1 million relates to deductions generated by the exercise of non-qualified stock options. The tax benefit of these deductions will be recorded directly to additional paid-in-capital when realized, and, therefore, will have no effect on operating results. A valuation allowance has also been recorded against the remaining net operating loss carryforwards relating to U.S. operations. Though the U.S. operations were profitable in 1996 and 1997, these operations were unprofitable in 1993, 1994 and 1995. In addition, as of December 31, 1997, the Company considered its overall financial resources and other factors which could affect future results. These factors included, but were not limited to the risks associated with customer contract terminations or delays, particularly with respect to three large projects, which have certain atypical attributes. In management's view, these projects could have a substantial effect (potentially as much as $8 million of operating income) in 1998 dependent upon certain customer decisions. Given the lack of an established history of U.S. profitability and the uncertainty of future operating results, the Company believes that the weight of evidence available at December 31, 1997 indicates it is more likely than not these carryforwards will not be realized. Additional factors concerning trends and uncertainties are discussed at the end of the Management Discussion and Analysis of Financial Condition and Results of Operations section.

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
                                           =================  =================

Accounts And Unbilled Receivables

The Company considers accounts and unbilled receivables as reported to be collectible and realizable. As of December 31, 1996 and 1997, the allowance for doubtful accounts was $524,000 and $611,000, respectively. Approximately $400,000, $190,000 and $390,000 of write-offs were charged to this allowance which was offset by approximately $200,000, $360,000 and $477,000 charged to current year earnings in 1995, 1996 and 1997, respectively. If accounts or unbilled receivables become uncollectible, the Company's policy is to charge these write-offs against this allowance. The Company continually reviews the realizability of its receivables and charges current period earnings for the amount deemed unrealizable.
Property And Equipment

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

Revenue Recognition And Concentration of Credit Risk


Substantially all revenues are earned by performing services under contracts from various pharmaceutical, biotechnology, medical device and diagnostics companies, based on contract terms. Most of the Company's contracts provide for services to be performed on a units of service basis. These contracts specifically identify the units of service and unit pricing. Under these contracts, revenue is generally recognized upon the completion of units of service, unless the unit of service is performed over an extended period of time. For extended units of service, revenue is recognized based on labor hours expended as a percentage of total labor hours expected to be expended. From time to time, the Company is also a party to time-and-materials and fixed-price contracts. For time-and-materials contracts, revenue is recognized at contractual hourly rates and for fixed-price contracts revenue is recognized using a method similar to that used for extended units of service. The Company's contracts provide for price renegotiations upon scope of work changes. The Company recognizes revenue related to these scope changes when the underlying services are performed and realization is assured. In the event of contract termination, contracts require payment for services rendered through the date of termination. In a number of cases, clients are required to make termination payments in addition to payments for services already rendered. Any anticipated losses resulting from contract performance are charged to earnings in the period identified. Billings and payments are specified in each contract. Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue.

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

Acquisition of Outcomes Research Corporation ("ORC")

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
                                            ============    ============

Items deductible in future tax years are as follows:

                                                    December 31,
                                           -----------------------------
                                               1996             1997
                                           -------------   -------------
Compensation and benefits                  $  587,000       $ 374,000

Allowance for doubtful accounts               236,000         231,000

Other accruals                                321,000         212,000
                                              -------         -------

                                           $1,144,000       $ 817,000
                                           ==========       =========

Approximately $2.7 million of the deferred tax asset for net operating loss carryforwards at December 31, 1997 relates to foreign operations, with the remainder related to U.S. operations. A valuation allowance has been provided against the foreign net operating loss carryforwards as these operations have incurred losses since inception. As indicated above, the majority of the U.S. net operating loss carryforwards ($3.2 million of the net operating loss carryforward or approximately $1.1 million of the deferred tax asset) relate to deductions generated by the exercise of non-qualified stock options. The tax benefit of these deductions will be recorded directly to additional paid-in-capital when realized, and, therefore, will have no effect on operating results.

A valuation allowance has also been recorded against the remaining net operating loss carryforwards relating to U.S. operations. Though the U.S. operations were profitable in 1996 and 1997, these operations were unprofitable in 1993, 1994 and 1995. In addition, as of December 31, 1997, the Company considered its overall financial resources and other factors which could affect future results. These factors included, but were not limited to the risks associated with customer contract terminations or delays, particularly with respect to three large projects, which have certain atypical attributes. These projects could substantial affect operating income in 1998. Given the lack of an established history of U.S. profitability and the uncertainty of future operating results, the Company believes that the weight of evidence available at December 31, 1997 indicates it is more likely than not these carryforwards will not be realized.


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

Information with respect to the nonqualified stock options granted under the Plans and the Directors' Plan and options granted separately from any plan is summarized as follows:


                                      1995                             1996                         1997
                          ---------------------------    ---------------------------   ---------------------------
                                            Wtd. Avg.                      Wtd. Avg.                     Wtd. Avg.
                            Shares          Ex. Price       Shares         Ex. Price      Shares         Ex. Price
                          -------------   -----------    --------------  -----------   --------------  -----------
Outstanding at beg. of
  year                       2,774,780       $   1.56       2,898,710      $   1.78        3,082,839     $   3.09
   Granted                     501,360           3.02         859,950          6.32        1,501,750         3.85
   Exercised                  (132,866)          1.01        (500,396)         0.77          (74,896)        1.73
   Cancelled                  (244,564)          2.30        (175,425)         3.85         (175,006)        5.32
                          -------------                  --------------                --------------
Outstanding at end of
  year                       2,898,710           1.78       3,082,839          3.09        4,334,687         3.29
                          =============                  ==============                ==============
Exercisable at end of
  year                       1,858,886           1.21       1,943,014          1.83        2,107,448         2.17
                          =============                  ==============                ==============

The following table summarizes information about options outstanding at December 31, 1997:


                        Options Outstanding              Options Exercisable
               --------------------------------------  -----------------------
                              Wtd. Avg.
  Range of                    Remaining     Wtd. Avg.                Wtd. Avg.
  Exercise        Number     Contractual    Exercise     Number      Exercise
   Prices      Outstanding  Life in Years    Price     Exercisable    Price
-------------  -----------  -------------  ----------  -----------  ----------
 $0.12-$1.87    1,134,767       3.2        $     0.65   1,109,236   $     0.62
 $2.19-$3.78    1,603,710       7.8              3.28     597,562         2.91
 $3.85-$6.25    1,283,260       8.3              4.71     341,690         5.08
 $6.50-$8.13      312,950       8.5              7.06      58,960         7.07
               -----------      6.8              3.29  -----------        2.17
                4,334,687                               2,107,448
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


                                                IBAH, Inc.

Date: May 22, 1998                          By: /s/ Geraldine A. Henwood
                                                --------------------------
                                                Geraldine A. Henwood
                                                Chief Executive Officer

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 22, 1998                         By:  /s/ Geraldine A. Henwood
                                                 ------------------------
                                                 Geraldine A. Henwood
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date:  May 22, 1998                         By:  /s/ Cornelius H. Lansing, II
                                                 ----------------------------
                                                 Cornelius H. Lansing, II
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)