Form 10-Q/A
period 1998-03-31
IBAH INC
filed 1998-05-22
CIK 884252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A
(Mark One)
     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1998
                                  or
     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from _________ to __________

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

VALUATION ALLOWANCE
-------------------


Reference is made to the Company's Form 10-K/A-2 for a discussion of the Company's valuation allowance associated with its deferred tax asset for net operating loss carryforwards. In the Form 10-K/A-2 the Company stated that at December 31, 1997, the status of three large projects were uncertain. In the second quarter of 1998 management became aware of certain customer decisions with respect to two such contracts which indicated the projects will proceed; however the timing is still uncertain. With respect to the third project, no significant additional information has been received. As a result, as reflected in Note 11 to the Financial Statements of the Form 10-K/A-2, the Company believes that the weight of evidence available at March 31, 1998 indicates it is more likely than not these carryforwards will not be realized.


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

                                                IBAH, INC.

Date:  May 22, 1998                         By  /s/ Geraldine A. Henwood
                                                ------------------------
                                                Geraldine A. Henwood
                                                Chief Executive Officer

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